Form 10-Q
period 1996-09-27
TRUSTED INFORMATION SYSTEMS INC
filed 1996-11-21
CIK 1013355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                               ------------------

                                    FORM 10-Q
                               ------------------

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 1996

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.


                        Commission File Number: 000-21067

                        TRUSTED INFORMATION SYSTEMS, INC.
             (Exact Name of Registrant as specified in its charter)

            Delaware                                            51-0375640
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                             Identification No.)


                          3060 Washington Road (Rt. 97)
                            Glenwood, Maryland 21738
              (Address of Principal Executive Offices and Zip Code)

                                 (301) 854-6889
              (Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

                                  Yes ____ No X

Indicate the Number of shares of the issuer's classes of common stock outstanding as of the latest practicable date: 11,479,430 shares of common stock were outstanding as of October 31, 1996.

                        TRUSTED INFORMATION SYSTEMS, INC.
                                    FORM 10-Q

                                      Index

                                                                       Page
PART I.   FINANCIAL INFORMATION                                        Number

Item 1.       Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets as of
              December 29, 1995, September 27, 1996 and
              September 27, 1996  (as adjusted)                        3

              Condensed Consolidated Statements of Operations
              for the three months and nine months ended
              September 27, 1996 and September 29, 1995                4

              Condensed Consolidated Statements of Cash Flows
              for the three months and nine months ended
              September 27, 1996 and September 29, 1995                5

              Notes to Unaudited Condensed Consolidated
              Financial Statements                                     6

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations            7

PART II   OTHER INFORMATION

Item 6.   Exhibits                                                     16

SIGNATURES                                                             18



PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
                                         Trusted Information Systems, Inc.
                                       Condensed Consolidated Balance Sheets

                                                                                                September 27,
                                                                         September 27,             1996
                                                      December 29,           1996               as adjusted
                                                          1995            (unaudited)           (unaudited)
                                                    -----------------   ----------------      -----------------
Assets
Current assets:
  Cash and cash equivalents                                  $53,859           $239,955               $539,955
  Marketable securities                                          ---          3,000,000             43,848,200
  Accounts receivable, net of allowance of
  $44,000 and $144,000 for December 29, 1995 and
  September 27, 1996, respectively                         4,304,536          3,606,521              3,606,521
  Unbilled receivables                                     1,401,418            929,919                929,919
  Prepaid expenses and other current assets                  258,438          1,252,307              1,252,307
  Deferred financing costs                                       ---          1,021,462                    ---
  Refundable income taxes                                        ---          1,233,910              1,233,910
  Deferred income taxes                                      426,390                ---                    ---
                                                     ----------------   ----------------      ----------------
Total current assets                                       6,444,641         11,284,074             51,410,812
                                                    -----------------   ----------------      ----------------
Property and equipment, net                                3,715,090          6,419,898              6,419,898
Other assets                                                  62,072             56,788                 56,788
                                                    -----------------   ----------------      ----------------
Total assets                                             $10,221,803        $17,760,760            $57,887,498
                                                    =================   ================      ================

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                         $ 689,537          $ 630,374               $630,374
  Accrued Payroll and related expenses                     1,384,738          2,904,257              2,904,257
  Other accrued expenses                                   1,342,421          2,252,244              1,752,244
  Income taxes payable                                       122,174                ---                    ---
  Deferred income taxes                                          ---            743,117                743,117
  Deferred revenue                                         1,011,992          1,257,762              1,257,762
  Short-term borrowings                                    1,523,000          3,423,700                    ---
  Notes payable, current portion                             160,662            538,878                243,878
                                                    -----------------   ----------------      ----------------
Total current liabilities                                  6,234,524         11,750,332              7,491,815
Notes payable, net of current portion                      1,580,000          2,815,619              1,510,619
                                                    -----------------   ----------------      -----------------
Total liabilities                                          7,814,524         14,565,951              9,002,434
Commitments                                                      ---                ---                    ---
Shareholders' equity
  Preferred Stock $.01 par value; 5,000,000
    shares authorized: no shares issued or outstanding           ---                ---                    ---
  Common Stock, $.01 par value; 40,000,000
    shares authorized; 6,933,611, 7,552,341 and
    11,462,341 shares issued and outstanding as of
    December 29, 1995, September 27, 1996 and "as
    adjusted", respectively                                   69,336             75,523                114,623
  Additional paid-in capital                                     ---          1,409,725             47,021,063
  Unrealized gains, net of income taxes of $1,206,528            ---          1,793,472              1,793,472
  Foreign currency translation adjustment                    (5,121)            (6,931)                (6,931)
  Retained earnings                                        2,343,064            936,396                936,396
  Deferred stock compensation                                    ---        (1,013,376)            (1,013,376)
                                                    ----------------    ---------------       ----------------
Total shareholders' equity                                 2,407,279          3,194,809             48,845,247
                                                    ----------------    ---------------       ----------------
Total liabilities and shareholders' equity               $10,221,803        $17,760,760            $57,887,498
                                                   =================    ===============       ================

             See notes to unaudited condensed consolidated financial
                                  statements.

                        Trusted Information Systems, Inc.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                        For the Three Months Ended                For the Nine Months Ended
                                      September 29,     September 27,         September 29,        September 27,
                                          1995              1996                  1995                 1996
                                    ------------------ ----------------     ------------------   ------------------
Revenues:
  Government contracts  .......             $3,424,806       $2,881,138             $9,466,603           $8,232,814
  Commercial products.........               1,218,569        3,958,832              2,630,280            7,690,874
  Commercial consulting services...            285,081          504,935              1,120,085            1,038,912
                                    ------------------ ----------------     ------------------   ------------------
                                             4,928,456        7,344,905             13,216,968           16,962,600

Cost of revenues:
  Government contracts.........              2,505,639        1,979,092              7,026,389            5,843,475
  Commercial products..........                277,821          929,439                687,310            2,127,316
  Commercial consulting services...            201,650          266,784                628,749              596,434
                                    ------------------ ----------------     ------------------   ------------------
                                             2,985,110        3,175,315              8,342,448            8,567,225
                                    ------------------ ----------------     ------------------   ------------------
Gross profit..................               1,943,346        4,169,590              4,874,520            8,395,375

Operating expenses:
  Selling, general and
    administrative............                 835,641        3,667,763              2,403,219            8,345,411
  Research and development.....                244,503        1,177,944                820,581            2,184,696
                                    ------------------ ----------------     ------------------   ------------------
                                             1,080,144        4,845,707              3,223,800           10,530,107
                                    ------------------ ----------------     ------------------   ------------------
Income (loss) from operations....              863,202         (676,117)             1,650,720           (2,134,732)
Other income (expense):
  Interest income..............                 12,850            8,152                 25,090               21,867
  Interest expense.............                (32,519)        (171,970)               (98,392)            (334,880)
                                    ------------------ ----------------     ------------------   ------------------
                                               (19,669)        (163,818)               (73,302)            (313,013)
                                    ------------------ ----------------     ------------------   ------------------
Income (loss) before income taxes              843,533         (839,935)             1,577,418           (2,447,745)
Income tax provision (benefit)...              355,152         (353,484)               617,611           (1,041,077)
                                    ------------------ ----------------     ------------------   ------------------
Net income (loss)...............              $488,381        $(486,451)              $959,807          $(1,406,668)
                                    ================== ================     ==================   ==================

Net income (loss) per share......                $0.06           $(0.06)                 $0.11               $(0.18)
                                    ================== ================     ==================   ==================

Weighted average shares
  outstanding...................             8,611,428        7,540,849              9,008,068            7,915,561
                                    ================== ================     ==================   ==================

             See notes to unaudited condensed consolidated financial
                                  statements.


                        Trusted Information Systems, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                 Three months ended                     Nine  months  ended
                                          September 29        September 27        September 29        September 27
                                             1995                1996                1995                1996
Operating Activities
Net income (Loss)                         $    488,381        $   (486,451)       $    959,807        ($ 1,406,668)
Adjustments
    Depreciation                                72,017             177,453             193,314             340,171
    Deferred Income Taxes                       70,217             (29,671)            (52,460)            (26,141)
    Amortization of Stock compensation                              69,093                                  92,124

Changes in:
    Accounts receivable and unbilled
      receivables                             (739,030)           (795,804)         (1,846,948)          1,169,514
    Prepaid expenses and other
      current assets                           (44,123)           (357,207)            (56,410)           (993,869)
    Other assets                                (2,217)           (537,922)             52,837          (1,016,178)
    Accounts payable                            45,669            (268,928)             69,309             (59,163)
    Accrued payroll and related
      expenses                                 109,113             418,376             816,207            1,519,519
    Other accrued expenses                     (12,020)            782,477             (63,910)             909,823
    Income taxes payable/refundable              5,761            (326,611)           (315,139)          (1,356,084)
    Deferred revenues                           42,073             339,057             133,052              245,770

 Net cash provided by (used in)        ------------------  -----------------   ------------------  -----------------
     operating activities                       35,841             575,470            (110,341)            (581,182)
                                       ------------------  -----------------   ------------------  -----------------

Investing Activities
Purchases of property and equipment           (383,288)           (500,524)           (717,278)          (3,044,979)
Purchases of marketable securities                 ---                ---                  ---              (10,880)
Cash provided by (used in)             ------------------  -----------------   ------------------  -----------------
   investing activities                       (383,288)           (500,524)           (717,278)          (3,055,859)
                                       ------------------  -----------------   ------------------  -----------------
Financing activities
Proceeds from exercise of stock options          3,233               5,094               3,233              310,412
Repurchase of common stock                    (407,520)                               (407,520)
Net borrowings (repayments) of
    short-term borrowings                     (269,000)           (255,800)            782,000            1,900,700
Proceeds from issuance of notes payable        221,235             309,752             321,234            1,757,219
Repayments of notes payable                    (22,849)            (74,298)            (66,875)            (143,384)

Net Cash provided by (used in)         ------------------  -----------------   ------------------  -----------------
       financing activities                     63,099             (15,252)             632,072           3,824,947
                                       ------------------  -----------------   ------------------  -----------------
Effect of exchange rate changes on cash         (4,264)              2,575               (7,000)             (1,810)
                                       ------------------  -----------------   ------------------  -----------------
Net Change in cash and cash equivalents       (288,612)             62,269             (202,547)            186,096

Cash and cash equivalents at
       beginning of period                     347,603             177,686              261,538              53,859
                                       ------------------  -----------------   ------------------  -----------------

Cash and cash equivalents at           ------------------  -----------------   ------------------  -----------------
       end of period                           $58,991            $239,955              $58,991            $239,955
                                       ------------------  -----------------   ------------------  -----------------
Supplemental disclosures of
     cash flow information
                                       ------------------  -----------------   ------------------  -----------------
Interest paid during the period                $34,480            $173,849              $98,392            $334,880
                                       ------------------  -----------------   ------------------  -----------------
                                       ------------------  -----------------   ------------------  -----------------
Income Taxes paid during the period           $284,060           $     ---             $957,946            $325,537
                                       ------------------  -----------------   ------------------  -----------------

             See notes to unaudited condensed consolidated financial
                                  statements.

                        Trusted Information Systems, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Trusted Information Systems, Inc. and its subsidiaries, all of which are wholly owned (collectively, "TIS" or the "Company"). Such financial statements, including comparative information for the three and nine month periods ended September 29, 1995, where applicable, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. All material intercompany accounts and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements should be read in conjunction with Company's audited financial statements and footnotes thereto which are included in Amendment No. 3 to the Company's registration statement on Form S-1 that was filed with the SEC on October 4, 1996. The accompanying unaudited condensed consolidated financial statements reflect all the adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results for the full year.


Initial Public Offering and Related Matters

In June 1996, the Company filed a registration statement with the SEC permitting the Company to sell 3,910,000 shares of its common stock to the public, including up to 510,000 shares to cover over-allotments. The registration statement became effective on October 9, 1996. The initial public offering resulted in proceeds to the Company of approximately $45.6 million net of approximately $1.6 million in underwriting fees and offering expenses. The effects of the initial public offering, including the repayment of approximately $5,000,000 of the Company's short-term borrowings and notes payable out of the proceeds thereof, are reflected in the "as adjusted" column contained in the unaudited condensed consolidated balance sheet.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in forward-looking statements.

Overview

Trusted Information Systems, Inc., founded in 1983, provides comprehensive security solutions for protection of computer networks, including global
Internet-based systems, internal networks and individual workstations and laptops and is a leading provider of firewall products. The Company currently has two operating divisions: the Commercial Division and the Advanced Research and Engineering ("AR&E") Division.

The Commercial Division

The Commercial Division derives revenues from the Company's Gauntlet(TM) family of firewall products, from its commercial consulting services and from its RecoverKey exportable cryptography enabling products. During the three months ended September 27, 1996, revenues from the Commercial Division exceeded revenues from the AR&E Division for the first time and the Company expects that the Commercial Division will account for an increased percentage of total revenues over the remainder of the current year and in future years.

Prior to 1996, the Company distributed its only revenue producing product, the Gauntlet Internet Firewall which was introduced in 1994, exclusively through resellers and a sales administration staff. The Company presently has more than 80 persons to develop, promote, sell and deliver its network security products and services, including the Gauntlet family of firewall products. The Company's Gauntlet Internet Firewall is licensed as software or as software and hardware on one platform and was previously frequently combined (or "bundled") with installation for pricing purposes. Since April 15, 1996, installation for the Gauntlet family of firewall products has been offered as a separate (or "unbundled") optional service provided to customers.

During 1996 the Company has begun to incur and expects to continue to incur substantial increases in its selling, general and administrative expenses as it builds its commercial marketing and sales efforts to support sales of the Gauntlet Internet Firewall product and of its other products introduced in 1996: the Gauntlet Intranet Firewall, the Gauntlet Net Extender, the Gauntlet PC Extender and the RecoverKey(TM) exportable cryptography enabling products. The Company began shipping the Gauntlet Net Extender, Gauntlet PC Extender and RecoverKey exportable cryptography enabling products during the three months ended September 27, 1996. In addition, the Company expects to further expand its research and development organization and efforts, particularly with regard to its RecoverKey exportable cryptography enabling products, and make additional investments in its general and administrative infrastructure.

The amount and timing of these additional expenditures are likely to result in fluctuations in operating margins. Any material reduction in gross or operating margins could materially adversely affect the Company's operating results.

The Company obtained export licenses during 1996 for its RecoverKey exportable cryptography enabling products. These products, which enable U.S. and foreign corporations to establish Global Virtual Private Networks, are based on the Company's RecoverKey(TM) technology. The Company received two patents for its Gauntlet Firewall products and its RecoverKey technology during September 1996.

The Company offers a full range of consulting in information security planning and product support. The Company's commercial consulting practice offers expert technology research services, consultation on security issues associated with products and services, corporate information security policy development, architectural and diagnostic security analysis services, firewall configuration and maintenance support, and training for corporate network and security administration personnel. These services are carried out by a staff of 12 persons who average more than 15 years of information security experience in both commercial and government organizations.

The Advanced Research and Engineering Division

The Advanced Research and Engineering Division consists primarily of research, development and consulting in computer and related security systems, currently including major contracts with three agencies of the U.S. government: the National Security Agency ("NSA"), Air Force Rome Laboratories ("RL") and Defense Advanced Research Projects Agency ("DARPA"), formerly the Advanced Research Projects Agency ("ARPA"). Revenues from the AR&E Division increased consistently through 1995, but decreased in the nine months ended September 27, 1996. The aggregate award value of the Company's nine major active government contracts is approximately $36,135,000. In October 1993, the Company began providing services under the largest of these current contracts, with the NSA, which is valued at $14,823,000 and is expected to expire in early 1997. Of the five contracts with ARPA, which range in value from $741,000 to $9,114,000 and have all commenced in the preceding four years, one expires during 1997 and four expire during 1998. While the Company expects to continue to obtain government contracts for its AR&E Division, it does not anticipate that revenues from such contracts will attain the levels realized in 1995.

Most of the Company's government contracts provide for compensation to the Company in the form of reimbursement of costs plus a fee. Gross profit under government contracts generally represents the fee plus recovered operating expenses. Under these government contracts, the Company is entitled to recover associated direct labor costs, overhead and selling, general and administrative expenses, including allowable research and development expenses. Selling, general and administrative expenses allowable under government contracts include salaries and benefits, marketing, bid and proposal costs, management, accounting, legal and contract administration and certain other administrative expenses.

Under its government contracts, the Company bears the risk that recoverable expenses billed by the Company are subject to review and audit by the Defense Contract Audit Agency (the "DCAA"). The DCAA has audited the Company's cost accounting system through 1990 without any significant disallowances and is currently performing a similar audit of the Company's cost accounting system for the years 1991 through 1994. Pursuant to their terms, these contracts are also subject to termination at the convenience of the applicable governmental agency. If the contract is terminated, the Company would typically be reimbursed for its costs to the date of termination plus the cost of any orderly termination and would be paid a portion of the fee.


Results of Operations

The following table presents for the periods indicated certain unaudited statement of operations data as a percentage of the Company's revenues:


                                       Three months          Three months           Nine months            Nine months
                                          ended                  ended                ended                   ended
                                      September 29,          September 27,         September 29,          September 27,
Consolidated Statement of                  1995                  1996                   1995                   1996
Operations                             (unaudited)            (unaudited)           (unaudited)            (unaudited)
  as a Percentage of Revenues:
                                     -----------------     ------------------    -------------------     -----------------

Revenues:
  Government contracts.........                  69.5%                  39.2%                  71.6%                 48.6%
  Commercial products..........                  24.7%                  53.9%                  19.9%                 45.3%
  Commercial consulting services...               5.8%                   6.9%                   8.5%                  6.1%
                                     -----------------     ------------------    -------------------     -----------------
        Total Revenues                          100.0%                 100.0%                 100.0%                100.0%
                                     -----------------     ------------------    -------------------     -----------------
Cost of Revenues:
  Government contracts.........                  50.9%                  26.9%                  53.2%                 34.5%
  Commercial products..........                   5.6%                  12.7%                   5.2%                 12.5%
  Commercial consulting services...               4.1%                   3.6%                   4.8%                  3.5%
                                     -----------------     ------------------    -------------------     -----------------
        Total Costs of revenues                  60.6%                  43.2%                  63.1%                 50.5%
                                     -----------------     ------------------    -------------------     -----------------

Gross profit..................                   39.4%                  56.8%                  36.9%                 49.5%

Operating expenses:
  Selling, general and administrative..          16.9%                  50.0%                  18.2%                 49.2%
  Research and development..........              5.0%                  16.0%                   6.2%                 12.9%
                                     -----------------     ------------------    -------------------     -----------------
        Total Operating expenses                 21.9%                  66.0%                  24.4%                 62.1%
                                     -----------------     ------------------    -------------------     -----------------

Income (loss) from operations.......             17.5%                  -9.2%                  12.5%                -12.6%

Interest and other income and expense..          -0.4%                  -2.2%                  -0.6%                 -1.8%
                                     -----------------     ------------------    -------------------     -----------------

Income (loss) before income taxes                17.1%                 -11.4%                  11.9%                -14.4%
Income tax provision (benefit).......             7.2%                  -4.8%                   4.6%                 -6.1%
                                     -----------------     ------------------    -------------------     -----------------
Net income (loss).................                9.9%                  -6.6%                   7.3%                 -8.3%
                                     -----------------     ------------------    -------------------     -----------------



Selected Information as a
  Percentage of Related Revenues:

Gross profit by product line:
  Government contracts............               26.8%                  31.3%                  25.8%                 29.0%
  Commercial products.............               77.2%                  76.5%                  73.9%                 72.3%
  Commercial consulting services...              29.3%                  47.2%                  43.9%                 42.6%
                                     -----------------     ------------------    -------------------     -----------------
    Total Gross profit                           39.4%                  56.8%                  36.9%                 49.5%
                                     -----------------     ------------------    -------------------     -----------------


Three Months Ended September 27, 1996 Compared to Three Months Ended September 29, 1995

Revenues. The Company's total revenues increased 49.0% to $7,344,905 in the three months ended September 27, 1996 ("the third quarter of 1996") from $4,928,456 in the three months ended September 29, 1995 ( "the third quarter of 1995" ). Commercial product revenues increased 224.9% to $3,958,852 in the third quarter of 1996 from $1,218,569 in the third quarter of 1995, because of an increase in shipments of the Company's Gauntlet firewall products and sales of licenses of Gauntlet Internet Firewalls directly to customers and through the Company's resellers. Commercial consulting services revenues increased 77.1% to $504,935 in the third quarter of 1996 from $285,081 in the third quarter of 1995, primarily because of the Company's increased efforts in commercial consulting and the completion of a substantial number of commercial consulting contracts in the third quarter of 1996. Government contract revenues decreased 15.9% to $2,881,138 in the third quarter of 1996 from $3,424,806 in the third quarter of 1995, primarily because of the Company's reallocation of personnel, including government contract research personnel, to its commercial activities.

Gross Profit. Gross profit increased 114.6% to $4,169,590 in the third quarter of 1996 from $1,943,346 in the third quarter of 1995, due to the increase in the Company's commercial product sales. The gross profit on commercial products increased 222.2% to $3,029,393 in the third quarter of 1996 from $940,748 in the third quarter of 1995 because of the increase in shipments of Gauntlet firewall products. Gross profit from the Company's commercial consulting services increased 185.4% to $238,151 in the third quarter of 1996 from $83,431 in the third quarter of 1995, because of both increased revenues and an increase in opportunities for contracts with higher margins, and gross profit from the Company's government contracts decreased 1.9% to $902,046 in the third quarter of 1996 from $919,167 in the third quarter of 1995, primarily because of lower related revenues.

As a percentage of related revenues, gross profit on commercial products remained virtually unchanged at 76.5% in the third quarter of 1996 from 77.2% in the third quarter of 1995. As a percentage of related revenues, gross profit on commercial consulting services increased to 47.2% in the third quarter of 1996 from 29.3% in the third quarter of 1995, because of the substantially higher margin on a number of contracts in the third quarter of 1996. As a percentage of related revenues, gross profit on government contracts increased to 31.3% in the third quarter of 1996 from 26.8% in the third quarter of 1995, because of greater revenues received in 1996 from contracts with proportionately higher fees.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 338.9% to $3,667,763 in the third quarter of 1996 from $835,641 in the third quarter of 1995, due primarily to the substantial increase in personnel and related operating costs associated with the increase in the Company's commercial products sales, as well as the Company's efforts towards developing the infrastructure to support future commercial product revenue growth.

Research and Development Expenses. The Company's research and development expenses, which do not include such expenses directly reimbursed under government contracts, increased 381.8% to $1,177,944 in the third quarter of 1996 from $244,503 in the third quarter of 1995. This increase primarily resulted from the Company's efforts in developing new members of the Gauntlet family of firewall products announced in April 1996, the development of its Microsoft Windows NT and Sun Microsystems' Solaris firewall product versions and its RecoverKey exportable cryptography enabling products.

Other Income and Expense. Other income and expense increased 732.9% to $163,818 in expense in the third quarter of 1996 from $19,669 in the third quarter of 1995, due primarily to the increase in interest expense from increased borrowings under the Company's revolving and other credit lines, which the Company used to finance its operating growth while it sought public equity funding.

Nine Months Ended September 27, 1996 Compared to Nine Months Ended September 29, 1995

Revenues. The Company's total revenues increased 28.3% to $16,962,600 in the nine months ended September 27, 1996 from $13,216,968 in the nine months ended September 29, 1995. Commercial product revenues increased 192.4% to $7,690,874 in the nine months ended September 27, 1996 from $2,630,280 in the nine months ended September 29, 1995, because of an increase in shipments of the Company's Gauntlet firewall products and sales of licenses of Gauntlet Internet Firewalls directly to customers and through the Company's resellers. Commercial consulting revenues decreased 7.2% to $1,038,912 in the nine months ended September 27, 1996 from $1,120,085 in the nine months ended September 29, 1995, primarily because of the Company's completion of a substantial number of commercial consulting contracts in the nine months ended September 29, 1995. Government contract revenues decreased 13.0% to $8,232,814 in the nine months ended September 27, 1996 from $9,466,603 in the nine months ended September 29, 1995, primarily because of the Company's reallocation of personnel, including government contract research personnel, to its commercial activities.

Gross Profit. Gross profit increased 72.2% to $8,395,375 in the nine months ended September 27, 1996 from $4,874,520 in the nine months ended September 29, 1995, due to the increase in the Company's commercial product sales. The gross profit on commercial products increased 186.3% to $5,563,558 in the nine months ended September 27, 1996 from $1,942,970 in the nine months ended September 29, 1995 because of the increase in shipments of Gauntlet firewall products. Gross profit from the Company's commercial consulting services decreased 9.9% to $442,478 in the nine months ended September 27, 1996 from $491,336 in the nine months ended September 29, 1995, and gross profit from the Company's government contracts decreased 2.1% to $2,389,339 in the nine months ended September 27, 1996 from $2,440,214 in the nine months ended September 29, 1995, in each case primarily because of lower related revenues.

As a percentage of related revenues, gross profit on commercial products decreased slightly to 72.3% in the nine months ended

September 27, 1996 from 73.9% in the nine months ended September 29, 1995. As a percentage of related revenues, gross profit on commercial consulting services decreased to 42.6% in the nine months ended September 27, 1996 from 43.9% in the nine months ended September 29, 1995, because of the lower revenues in the nine months ended September 29, 1995. As a percentage of related revenues, gross profit on government contracts increased to 29.0% in the nine months ended
September 27, 1996 from 25.8% in the nine months ended September 29, 1995, because of greater revenues received in 1996 from contracts with proportionately higher fees.

Selling General and Administrative Expenses. Selling, general and administrative expenses increased 247.3% to $8,345,411 in the nine months ended September 27, 1996 from $2,403,219 in the nine months ended September 29, 1995, due primarily to the substantial increase in personnel and related operating costs associated with the increase in the Company's commercial products sales, as well as the Company's efforts towards developing the infrastructure to support future commercial product revenue growth.

Research and Development Expenses. The Company's research and development expenses, which do not include such expenses directly reimbursed under government contracts, increased 166.2% to $2,184,696 in the nine months ended September 27, 1996 from $820,581 in the nine months ended September 29, 1995, due primarily to the Company's efforts in developing the new members of the Gauntlet family of firewall products announced in April 1996, the development of its Microsoft Windows NT and Sun Microsystems' Solaris firewall product versions, its RecoverKey exportable cryptography enabling products, the
Company's reallocation of government contract research personnel to its commercial activities, and the further development and evaluation of its Trusted Mach(TM) technology.

Other Income and Expense. Other income and expense increased 327.0% to $313,013 in expense in the nine months ended September 27, 1996 from $73,302 in the nine months ended September 29, 1995, due primarily to the increase in interest expense from increased borrowings under the Company's revolving and other credit lines, which the Company used to finance its operating growth while it sought public equity funding.


Liquidity and Capital Resources

Since its inception, the Company has financed its operations and the purchase of property and equipment through the issuance of common stock, borrowings under short-term lines of credit, secured notes payable and stockholder loans and the generation of cash from operations. Cash and cash equivalents were $53,859 at December 29, 1995 and $239,955 at September 27, 1996. The Company used cash in operating activities of $581,182 for the nine months ended September 27, 1996, as compared to a use of cash in operating activities for the nine months ended September 29, 1995, but provided cash from operating activities of $575,470 for the three months ended September 27, 1996, as compared to a provision of cash by operating activities for the three months ended September 29, 1995 of $35,841. Net cash provided by or used in operations for the three month periods ended September 29, 1995 and September 27, 1996 consisted primarily of net income, plus growth in the Company's net working capital components. For the nine month periods ended September 29, 1995 and September 27, 1996, the Company used cash to fund its net losses, offset by increases in its working capital components.

During the three and nine month periods ended September 29, 1995 and September 27, 1996, the Company used cash in investing activities of $383,288, $717,278, $500,524, and $3,055,859, respectively, to purchase property and equipment. The Company used cash in financing activities in the three months ended September 29, 1995 of $15,252 primarily to repurchase stock from a former officer offset by an increase in net borrowings. The Company generated cash from financing activities for the three month period ending September 27, 1996 of $63,099 and for the nine month periods ending September 29, 1995 and September 27, 1996 of $632,072 and $3,824,947, respectively, primarily through short term borrowings and long term debt related to the construction of its Glenwood, Maryland facilities.

At December 29, 1995 and September 27, 1996 the Company had various short-term line of credit arrangements with Mercantile-Safe Deposit and Trust Company ("Mercantile Bank") aggregating $2,000,000 and $5,500,000, respectively, of which $477,000 and $2,076,300, respectively, were available for further borrowing. As of September 27, 1996, the Company's bank borrowings were secured by substantially all of the Company's tangible assets. Subsequent to September 27, 1996, in conjunction with the Company's initial public offering, the Company paid off and terminated these line of credit arrangements.

In 1995 the Company negotiated a construction loan in the amount of $1.8 million to provide for the expansion of its facilities at its Glenwood, Maryland locations. At the end of May 1996, the Company had completed its expansion and substantially drawn down the total amount of its construction loan.

The Company intends from time to time to evaluate potential acquisitions of businesses, products and technologies that could complement or expand the Company's business. At the current time, the Company has no plans, agreements or commitments for any such acquisitions and is not engaged in any negotiations with respect thereto.

The Company has not engaged in any hedging activities to date.

While the Company may require additional financing to fund development of new products and expansion of its domestic and international operations, it believes that the net proceeds from its initial public offering, together with existing cash and cash equivalents, cash generated from operations and cash available through its credit and note payable arrangements, will be sufficient to finance its product development and operating needs through December 1997.

                        TRUSTED INFORMATION SYSTEMS, INC.
                                   FORM 10 - Q


PART II.   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

3.1*              Certificate of Incorporation of the Company.
3.1.1*            Certificate of Amendment to Certificate of  Incorporation,  as
                  filed with the Delaware Secretary of State on October 2, 1996.
3.2*              Amended and Restated Bylaws of the Company.
4.1*              Specimen stock certificate for shares of Common Stock of the Company.
10.1*             Amended and Restated Employee Stock Option Plan.
10.2*             Amended and Restated 1996 Stock Option Plan.
10.2.1*           Form of Incentive Stock Option Agreement pursuant to 1996 Stock Option Plan.
10.2.2*           Form of Non-Qualified Stock Option Agreement pursuant to 1996 Stock Option
                  Plan.
10.3*             Amended and Restated 1996 Directors' Stock Option Plan.
10.4*             Form of Employee Agreement Regarding Confidentiality and Inventions.
10.5*             Form of Software License and Reseller Agreement.
10.6*             Form of Consulting Services Agreement.
10.7*             Form of Indemnification Agreement by and between the Company and its directors and officers.
10.8*             Construction Loan Agreement dated July 26, 1995, by and between the Company and Mercantile-Safe Deposit and Trust Company.
10.9*             Construction Loan Promissory Note dated July 26, 1995, by and between the
                  Company and Mercantile-Safe Deposit and Trust Company.
10.10*            Deed of Trust and Security Agreement dated July 26, 1995, by and between the
                  Company and Mercantile-Safe Deposit and Trust Company.
10.11*            Security Agreement, dated July 26, 1995, by and among the Company,
                  Mercantile-Safe Deposit and Trust Company and Stephen T. Walker.
10.12*            Personal Guaranty Agreement dated July 26, 1995, by and between Stephen T.
                  Walker and Mercantile-Safe Deposit and Trust Company.
10.13*            Revolving Note issued by the Company on April 4, 1996, to Mercantile-Safe
                  Deposit and Trust Company.
10.14*            Security Agreement dated April 4, 1996, by and between the Company and
                  Mercantile-Safe Deposit and Trust Company.
10.15*            Revolving Note issued by the Company on April 4, 1996, to Mercantile-Safe
                  Deposit and Trust Company.
10.16.1*          Security Agreement as of August 27, 1996, by and between the Company and
                  Mercantile-Safe Deposit and Trust Company.
10.16.2*          Revolving Note issued by the Company as of August 27, 1996, to Mercantile-Safe
                  Deposit and Trust Company.
10.17*            Office Building Lease dated February 1, 1990, by and between the Company and
                  Perini Investment Properties, Inc.
10.18*            Lease Amendment I dated May 26, 1994, by and between the Company and

                  Robert R. Walker, Jr., Receiver (relating to exhibit 10.17).
10.19*            Standard Lease dated April 12, 1989, by and between the Company and R&B
                  Property Holding Company.
10.20*            Amendment to Lease effective  November 1, 1992, by and between the Company and R&B  Property  Holding  Company  (relating  to exhibit 10.19).
10.21*            Lease  Agreement  dated as of October 3, 1995,  by and between
                  Trusted  Information  Systems (UK) Limited and Theale  Estates
                  Limited.
10.22*            Deed dated July 17, 1996, by and between the Company and Glenwood
                  Associates Limited Partnership.
10.22.1*          Promissory Note issued by the Company on July 17, 1996, to Glenwood
                  Associates Limited Partnership.
10.22.2*          Deed of Trust and Security Agreement dated December 1, 1993, by and between
                  Glenwood Associates Limited Partnership and Mercantile-Safe Deposit and Trust
                  Company.
10.22.3*          Promissory Note issued by Glenwood Associates Limited Partnership on
                  December 1, 1993 to Mercantile-Safe Deposit and Trust Company.
10.23*            Deed and Confirmatory Deed dated July 26, 1995, by and between the Company and Stephen T. Walker.
10.24*            Agreement and Plan of Merger dated May 30, 1996.
11.1**            Statement of computation of earnings per share.
27**              Financial Data Schedule.

-------------------

*        Previously filed as an exhibit to the Company's Registration Statement Number 333-5419 on Form
S-1 and incorporated herein by reference.
**       Filed herewith.

(b)   Reports on Form 8-K

Not applicable.


                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TRUSTED INFORMATION SYSTEMS, INC.

Date:  November 20, 1996            By:     /s/ Stephen T. Walker
                                       --------------------------
                                                Stephen T. Walker,
                                                President and CEO


Date:  November 20, 1996                    /s/ Ronald W. Kaiser
                                    ----------------------------
                                                Ronald W. Kaiser,
                                          Chief Financial Officer


                                  EXHIBIT INDEX
Exhibit No.       Description                                                                          Page

3.1*              Certificate of Incorporation of the Company.
3.1.1*            Certificate of Amendment to Certificate of  Incorporation,  as
                  filed with the Delaware Secretary of State on October 2, 1996.
3.2*              Amended and Restated Bylaws of the Company.
4.1*              Specimen stock certificate for shares of Common Stock of the Company.
10.1*             Amended and Restated Employee Stock Option Plan.
10.2*             Amended and Restated 1996 Stock Option Plan.
10.2.1*           Form of Incentive Stock Option Agreement pursuant to 1996 Stock Option Plan.
10.2.2*           Form of Non-Qualified Stock Option Agreement pursuant to 1996 Stock Option
                  Plan.
10.3*             Amended and Restated 1996 Directors' Stock Option Plan.
10.4*             Form of Employee Agreement Regarding Confidentiality and Inventions.
10.5*             Form of Software License and Reseller Agreement.
10.6*             Form of Consulting Services Agreement.
10.7*             Form of Indemnification Agreement by and between the Company and its directors and officers.
10.8*             Construction Loan Agreement dated July 26, 1995, by and between the Company and Mercantile-Safe Deposit and Trust Company.
10.9*             Construction Loan Promissory Note dated July 26, 1995, by and between the
                  Company and Mercantile-Safe Deposit and Trust Company.
10.10*            Deed of Trust and Security Agreement dated July 26, 1995, by and between the
                  Company and Mercantile-Safe Deposit and Trust Company.
10.11*            Security Agreement, dated July 26, 1995, by and among the Company,
                  Mercantile-Safe Deposit and Trust Company and Stephen T. Walker.
10.12*            Personal Guaranty Agreement dated July 26, 1995, by and between Stephen T.
                  Walker and Mercantile-Safe Deposit and Trust Company.
10.13*            Revolving Note issued by the Company on April 4, 1996, to Mercantile-Safe
                  Deposit and Trust Company.
10.14*            Security Agreement dated April 4, 1996, by and between the Company and
                  Mercantile-Safe Deposit and Trust Company.
10.15*            Revolving Note issued by the Company on April 4, 1996, to Mercantile-Safe
                  Deposit and Trust Company.
10.16.1*          Security Agreement as of August 27, 1996, by and between the Company and
                  Mercantile-Safe Deposit and Trust Company.
10.16.2*          Revolving Note issued by the Company as of August 27, 1996, to Mercantile-Safe
                  Deposit and Trust Company.
10.17*            Office Building Lease dated February 1, 1990, by and between the Company and
                  Perini Investment Properties, Inc.
10.18*            Lease Amendment I dated May 26, 1994, by and between the Company and
                  Robert R. Walker, Jr., Receiver (relating to exhibit 10.17).
10.19*            Standard Lease dated April 12, 1989, by and between the Company and R&B
                  Property Holding Company.
10.20*            Amendment to Lease effective  November 1, 1992, by and between the Company and R&B  Property  Holding  Company  (relating  to exhibit 10.19).
10.21*            Lease  Agreement  dated as of October 3, 1995,  by and between
                  Trusted  Information  Systems (UK) Limited and Theale  Estates
                  Limited.
10.22*            Deed dated July 17, 1996, by and between the Company and Glenwood

                  Associates Limited Partnership.
10.22.1*          Promissory Note issued by the Company on July 17, 1996, to Glenwood
                  Associates Limited Partnership.
10.22.2*          Deed of Trust and Security Agreement dated December 1, 1993, by and between
                  Glenwood Associates Limited Partnership and Mercantile-Safe Deposit and Trust
                  Company.
10.22.3*          Promissory Note issued by Glenwood Associates Limited Partnership on
                  December 1, 1993 to Mercantile-Safe Deposit and Trust Company.
10.23*            Deed and Confirmatory Deed dated July 26, 1995, by and between the Company and Stephen T. Walker.
10.24*            Agreement and Plan of Merger dated May 30, 1996.
11.1**            Statement of computation of earnings per share.
27**              Financial Data Schedule.
-------------------

*        Previously filed as an exhibit to the Company's Registration Statement Number 333-5419 on Form
S-1 and incorporated herein by reference.
**       Filed herewith.
