Form 10-Q
period 1997-03-28
TRUSTED INFORMATION SYSTEMS INC
filed 1997-05-12
CIK 1013355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                               ------------------

                                    FORM 10-Q
                               ------------------

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 1997

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

                                    Yes X No

Indicate the Number of shares of the issuer's classes of common stock outstanding as of the latest practicable date: 11,536,025 shares of common stock were outstanding as of April 30, 1997.

                        TRUSTED INFORMATION SYSTEMS, INC.
                                    FORM 10-Q

                                      Index

                                                                       Page
PART I   FINANCIAL INFORMATION                                         Number

Item 1.       Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets as of
              December 27, 1996 and March 28, 1997                     3

              Condensed Consolidated Statements of Operations
              for the three months ended March 29, 1996 and
              March 28, 1997                                           4

              Condensed Consolidated Statements of Cash Flows
              for the three months ended
              March 29, 1996 and March 28, 1997                        5

              Notes to Condensed Consolidated
              Financial Statements                                     6

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations            7

PART II   OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                          16

SIGNATURES                                                              18

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                        Trusted Information Systems, Inc.
                      Condensed Consolidated Balance Sheets

                                                                     March 28,
                                           December 27,                 1997
                                             1996                  (unaudited)
                                       ---------------------   -----------------
Assets
Current assets
  Cash and cash equivalents                   $1,838,787          $1,237,457
  Marketable securities                       39,127,069          37,303,468
  Accounts receivable, net of allowance
  of $174,592 and $276,349 for
  December 27, 1996 and March 28, 1997,
  respectively                                 5,803,361           4,823,771
  Unbilled receivables                         1,746,370           3,180,095
  Prepaid expenses and other current assets      952,822           1,064,569
  Refundable income taxes                      1,507,121           2,169,540
                                       ---------------------   -----------------
Total current assets                          50,975,530          49,778,900
                                       ---------------------   -----------------
Property and equipment, net                    6,695,524           6,838,294
Other assets                                     332,539             314,128
                                       ---------------------   -----------------
                                       =====================   =================
Total assets                                 $58,003,593         $56,931,322
                                       =====================   =================

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                             $ 906,706           $ 279,259
  Accrued payroll and related expenses         2,470,429           2,712,710
  Other accrued expenses                       1,861,648           3,282,294
  Deferred income taxes                          403,324              45,276
  Deferred revenue                             2,072,266           2,421,104
  Short-term borrowings                               --                  --
  Notes payable, current portion                 150,857             150,857
                                       ---------------------   -----------------
Total current liabilities                      7,865,230           8,891,500
Notes payable, net of current portion          2,424,355           2,381,326
Other non-current liabilities                     47,365              47,029
                                       ---------------------   -----------------
Total liabilities                             10,336,950          11,319,855
Commitments
Shareholders' equity
  Preferred Stock $.01 par value;
     5,000,000 shares authorized:
     no shares issued or outstanding                 ---                 ---
   Common Stock, $.01 par value;
     40,000,000 shares authorized;
     11,489,704 and 11,524,771 shares
     issued and outstanding at December 28,
     1996 and March 28, 1997 respectively         114,897             115,248
  Additional paid-in capital                    6,809,343          46,834,406
  Unrealized gains, net of income taxes of
    $932,838 and $573,910 at                    1,495,162           1,165,210
    December 28, 1996 and March 28,1997,
  respectively
  Foreign currency translation adjustment          12,663            (37,008)
  Retained earnings                               178,861         (1,591,199)
  Deferred stock compensation                   (944,283)           (875,190)
                                       ---------------------   -----------------
Total shareholders' equity                    47,666,643          45,611,467
                                       =====================   =================
Total liabilities and shareholders'
 equity                                      $58,003,593         $56,931,322
                                       =====================   =================
        See notes to unaudited condensed consolidated financial statements.

                        Trusted Information Systems, Inc.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                        For the Three Months Ended
                                        March 29,         March 28,
                                          1996              1997
                                    ------------------ ----------------

Revenues:
  Government contracts.......         $2,432,273       $2,566,280
  Commercial products...............   1,496,455        5,110,090
  Commercial consulting services...      247,150          797,185
                                    ------------------ ----------------
                                       4,175,878        8,473,555
Cost of revenues:
  Government contracts..............   1,774,854        1,818,542
  Commercial products...............     472,097        1,099,600
  Commercial consulting services...      165,428          394,831
                                    ------------------ ----------------
                                       2,412,379        3,312,973
                                    ------------------ ----------------
Gross profit.........................  1,763,499        5,160,582

Operating expenses:
  Selling, general and
    administrative.................... 2,043,859        6,288,239
  Research and development..........     375,187        1,915,235
                                    ------------------ ----------------
                                       2,419,046        8,203,474
                                    ------------------ ----------------
Income (loss) from operations.......    (655,547)      (3,042,892)
Other income (expense):
  Interest income.....................     4,980          486,914
  Interest expense....................   (88,883)         (50,573)
                                    ------------------ ----------------
                                         (83,903)          436,341
                                    ------------------ ----------------
Income (loss) before income taxes       (739,450)      (2,606,551)
Income tax provision (benefit)........  (315,750)        (836,491)
                                    ================== ================
Net loss........................       $(423,700)     $(1,770,060)
                                    ================== ================

Net loss per share..........           $   (0.05)       $   (0.15)
                                    ================== ================

Weighted average shares
  outstanding......................... 7,852,938       11,507,743
                                    ================== ================


       See notes to unaudited condensed consolidated financial statements.

                        Trusted Information Systems, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                Three months ended
                                           March 29            March 28
                                             1996                1997
                                       ------------------  -----------------
Operating activities
Net income (loss)                            $  (423,700)       $(1,770,060)

Adjustments:
    Depreciation                                  94,791            204,271
    Deferred income taxes                         40,405                 --
    Amortization of stock compensation                --             69,093

Changes in operating assets and liabilities:
    Accounts receivable and unbilled             322,037           (454,135)
receivables
    Prepaid expenses and other                 (246,951)           (111,747)
      current assets
    Other assets                                    467             18,411
    Accounts payable                           (166,624)          (627,447)
    Accrued payroll and related                 501,102            242,281
      expenses
    Other accrued expenses                    (235,820)          1,420,173
    Other non-current liabilities                   --               (336)
    Income taxes refundable                   (487,155)          (662,419)
    Deferred revenues                           55,701            348,838
                                       ------------------  -----------------
Net cash used in operating activities         (545,747)        (1,323,077)

Investing Activities
Purchases of property and equipment         (1,259,053)          (347,041)
Net (purchase)/redemption of                   (10,880)          1,135,601
  marketable securities
Cash provided by (used in)             ------------------  -----------------
   investing activities                     (1,269,933)            788,560
Financing Activities
Proceeds from exercise of stock                266,152              25,889
  options
Net short-term borrowings                      841,000                 --
Proceeds from issuance of note               1,080,829                 --
  payable
Repayments of notes payable                    (32,043)            (43,029)
                                       ------------------  -----------------
Net cash provided by (used in)
       financing activities                  2,155,938             (17,140)
                                       ------------------  -----------------

Effect of foreign exchange rate
changes on cash                                   (889)            (49,673)
                                       ------------------  -----------------
Net change in cash and cash                    339,369            (601,330)
equivalents

Cash and cash equivalents at
       beginning of period                      53,859            1,838,787
                                                ------            ---------
Cash and cash equivalents at
       end of period                           $393,228          $1,237,457
                                               ========          ==========
Supplemental disclosures of
     cash flow information
Interest paid during the period                 $91,031            $55,524
                                                =======            =======

Income Taxes paid during the period     $            -        $          -
                                        ===============      ==============
       See notes to unaudited condensed consolidated financial statements.

                        Trusted Information Systems, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

                                 March 28, 1997

Basis of Presentation

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

The accompanying unaudited condensed consolidated financial statements include the accounts of Trusted Information Systems, Inc. and its subsidiaries, all of which are wholly owned (collectively, "TIS" or the "Company"). Such financial statements, including comparative information for the three month period ended March 29, 1996, where applicable, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. All material intercompany accounts and transactions have been eliminated in consolidation.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of basic earnings per share and fully diluted earnings per share for these quarters is not expected to be material.

These unaudited condensed consolidated financial statements should be read in conjunction with Company's audited financial statements and footnotes thereto which are included in the Company's report on form 10-K that was filed with the SEC on March 27, 1997. The accompanying unaudited condensed consolidated financial statements reflect all the adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results for the full year.

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

The Commercial Division

     The Commercial Division derives revenues from the Company's Gauntlet(TM) family of firewall products, from its commercial consulting services and from its RecoverKey(TM) exportable cryptography enabling products. Revenues from the Commercial Division accounted for approximately 70% of total company revenues for the three months ended March 28, 1997. The Company expects that the Commercial Division will account for an increased percentage of total revenues over the remainder of the current year and in future years.

     Prior to 1996, the Company distributed its only revenue producing product, the Gauntlet Internet Firewall which was introduced in 1994, exclusively through resellers and a sales administration staff. The Company presently employs 96 persons to develop, promote, sell and deliver its network security products and services, including the Gauntlet family of firewall products. The Company's Gauntlet Internet Firewall is licensed as software or as software and hardware on one platform and was previously frequently combined (or "bundled") with installation for pricing purposes. Since April 15, 1996, installation for the Gauntlet family of firewall products has been offered as a separate (or "unbundled") optional service provided to customers.

During 1996 the Company began to incur and has continued to incur substantial increases in its selling, general and administrative expenses as it builds its commercial marketing and sales efforts to support sales of the Gauntlet Internet Firewall product and of its other products introduced in 1996: the Gauntlet Intranet Firewall, the Gauntlet Net Extender, the Gauntlet PC Extender, the Gauntlet Internet Firewall for Solaris, the Gauntlet Internet Firewall for Windows NT, The Gauntlet Forcefield, and certain of its RecoverKey(TM) exportable cryptography products. In addition, the Company expects to continue to expand its research and development organization and efforts, particularly with regards to its RecoverKey(TM) exportable cryptography enabling products. The amount and timing of these additional expenditures are likely to result in fluctuations in operating margins. Any material reduction in gross or operating margins could materially adversely affect the Company's operating results.

The Company offers a full range of consulting in information security planning and product support. The Company's commercial consulting practice offers expert technology research services, consultation on security issues associated with products and services, corporate information security policy development, architectural and diagnostic security analysis services, firewall configuration and maintenance support, and training for corporate network and security administration personnel. These services are carried out by a staff of 24 persons who average more than 15 years of information security experience in both commercial and government organizations.

The Advanced Research and Engineering Division

The Advanced Research and Engineering Division consists primarily of research, development and consulting in computer and related security systems, currently including major contracts with three agencies of the U.S. government: the National Security Agency ("NSA"), Air Force Rome Laboratories ("RL") and Defense Advanced Research Projects Agency ("DARPA"), formerly the Advanced Research Projects Agency ("ARPA"). Revenues from the AR&E Division increased slightly during the first quarter of 1997 versus the same period of 1996. The aggregate award value of the Company's nine major active government contracts is approximately $37.3 million as of March 28, 1997. Between October 1993 and March 1997, the Company provided services under the largest of these current contracts with the NSA, which is valued at approximately $14.8 million. Revenues from this contract were $.8 million and $.9 million, for the quarters ending March 28, 1997 and March 29, 1996, respectively. Of the five contracts with DARPA, which range in value from $0.7 million to $9.1 million and have all commenced in the preceding four years, one expires during 1997 and four will expire during 1998. While the Company expects to continue to obtain government contracts for its AR&E Division, it anticipates that excluding amounts mentioned above for the contract from the NSA which ended on March 31, 1997, revenues from such contracts will attain the level realized in 1996. The Company was recently notified that a number of its pending proposals with DARPA were selected for contract award. Specific contract terms and values will be negotiated between the Company and DARPA over the next several months and are subject to the successful completion of such negotiations and the availability of funding.

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

Under its government contracts, the Company bears the risk that recoverable expenses billed by the Company are subject to review and audit by the Defense Contract Audit Agency (the "DCAA"). The DCAA has audited the Company's cost accounting system through 1993 without any significant disallowances and is currently performing a similar audit of the Company's cost accounting system for the years 1994 and 1995. Pursuant to their terms, these contracts are also subject to termination at the convenience of the applicable governmental agency. If the contract is terminated, the Company would typically be reimbursed for its costs to the date of termination plus the cost of any orderly termination and would be paid a portion of the fee.

Results of Operations

The following table presents for the periods indicated certain unaudited statement of operations data as a percentage of the Company's revenues:


                                       Three months          Three months
                                          ended                  ended
                                        March 29,              March 28,
Consolidated Statement of                  1996                  1997
Operations                             (unaudited)            (unaudited)
  as a Percentage of Revenues:
                                     -----------------     ------------------
Revenues:
  Government contracts...............            58.3%                  30.3%
  Commercial products..................          35.8%                  60.3%
  Commercial consulting services...               5.9%                   9.4%
                                     -----------------     ------------------
        Total Revenues                          100.0%                 100.0%
                                     -----------------     ------------------
Cost of Revenues:
  Government contracts..................         42.5%                  21.5%
  Commercial products..................          11.3%                  13.0%
  Commercial consulting services...               4.0%                   4.6%
                                     -----------------     ------------------
        Total Costs of revenues                  57.8%                  39.1%
                                     -----------------     ------------------

Gross profit.................................    42.2%                  60.9%

Operating expenses:
  Selling, general and                           48.9%                  74.2%
administrative...
  Research and development..........              9.0%                  22.6%
                                     -----------------     ------------------
        Total Operating expenses                 57.9%                  96.8%
                                     -----------------     ------------------

Income (loss) from operations.......            -15.7%                 -35.9%

Interest and other income and                    -2.0%                   5.1%
expense.....
                                     -----------------     ------------------

Income (loss) before income taxes               -17.7%                 -30.8%
Income tax provision (benefit).........          -7.6%                  -9.9%
                                     -----------------     ------------------
Net income (loss)........................       -10.1%                 -20.9%

Selected Information as a
  Percentage of Related Revenues:

Gross profit by product line:
  Government contracts..................         27.0%                  29.1%
  Commercial products..................          68.5%                  78.5%
  Commercial consulting services...              33.1%                  50.5%
                                                -----                  -----
    Total Gross profit                           42.2%                  60.9%
                                                =====                  =====



Three Months Ended March 28, 1997 Compared to Three Months Ended March 29, 1996

Revenues. The Company's total revenues increased 102.9% to $8,473,555 in the three months ended March 28, 1997 ("the first quarter of 1997") from $4,175,878 in the three months ended March 29, 1996 ("the first quarter of 1996"). Commercial product revenues increased 241.5% to $5,110,090 in the first quarter of 1997 from $1,496,455 in the first quarter of 1996, as a result of an increase in shipments of the Company's Gauntlet firewall products and sales of licenses of Gauntlet Internet Firewalls directly to customers and through the Company's resellers. Commercial consulting services revenues increased 222.6% to $797,185 in the first quarter of 1997 from $247,150 in the first quarter of 1996, primarily because of the Company's increased efforts in commercial consulting and the completion of a substantial number of commercial consulting contracts in the first quarter of 1997. Government contract revenues increased 5.5% to $2,566,280 in the first quarter of 1997 from $2,432,273 in the first quarter of 1996.

Gross Profit. Gross profit increased 192.6% to $5,160,582 in the first quarter of 1997 from $1,763,499 in the first quarter of 1996, due to the increase in the Company's commercial product and consulting services sales. The gross profit on commercial products increased 291.5% to $4,010,490 in the first quarter of 1997 from $1,024,358 in the first quarter of 1996 because of the increase in shipments of Gauntlet firewall products. Gross profit from the Company's commercial consulting services increased 392.3% to $402,354 in the first quarter of 1997 from $81,722 in the first quarter of 1996, because of increased revenues and an increase in opportunities for contracts with higher margins. Gross profit from the Company's government contracts increased 13.7% to $747,738 in the first quarter of 1997 from $657,419 in the first quarter of 1996, primarily because of greater revenues received from contracts with proportionately higher fees.

As a percentage of related revenues, gross profit on commercial products increased to 78.5% in the first quarter of 1997 from 68.5 % in the first quarter of 1996 primarily because of increased sales of licenses which are higher margin products. As a percentage of related revenues, gross profit on commercial consulting services increased to 50.5 % in the first quarter of 1997 from 33.1% in the first quarter of 1996, because of increases in the volume of contracts and substantially higher-margin on a number of contracts in the first quarter of 1997. As a percentage of related revenues, gross profit on government contracts increased to 29.1% in the first quarter of 1997 from 27.0% in the first quarter of 1996, because of greater revenues received in 1997 from contracts with proportionately higher fees.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 207.7% to $6,288,239 in the first quarter of 1997 from $2,043,859 in the first quarter of 1996, due primarily to the substantial increase in personnel and related operating costs associated with the increase in the Company's commercial products sales, as well as the Company's efforts towards developing the infrastructure to support future commercial product revenue growth.

Research and Development Expenses. The Company's research and development expenses, which do not include such expenses directly reimbursed under government contracts, increased 410.5% to $1,915,235 in the first quarter of 1997 from $375,187 in the first quarter of 1996. This increase primarily resulted from the Company's efforts in developing the next generation of the Gauntlet Firewall, Gauntlet Firewall Version 4.0, its RecoverKey exportable cryptography enabling products and technology, and additional members of the Gauntlet family of firewall products.

Other Income and Expense. Other income and expense increased 620.1% to $436,341 of income in the first quarter of 1997 from ($83,903) of expense in the first quarter of 1996, due primarily to the interest income generated from the proceeds of the Company's initial public offering.

Liquidity and Capital Resources

Since its inception, the Company has financed its operations and the purchase of property and equipment through the issuance of common stock, borrowings under short-term lines of credit, secured notes payable and stockholder loans and the generation of cash from operations. Cash and cash equivalents were $1,237,457 at March 28, 1997 and $1,838,787 at December 27, 1996 , and
marketable securities were $37,303,468 at March 28, 1997 and $39,127,069 at December 27, 1996. The Company used cash in operating activities of ($545,747) for the three months ended March 29, 1996 and ($1,323,077) for the three months ended March 28, 1997. For the first quarter of 1996, the Company used cash to fund its net loss of $423,700 and decreases in accrued expenses offset by cash provided from a decrease in accounts receivable and unbilled receivables. For the first quarter of 1997, the Company used cash to fund its net loss of $1,770,060 and growth in accounts and unbilled receivables of $454,135, offset by cash provided from increases in various accrued expenses. The decline in cash provided from operations in the first fiscal quarter of 1997 as compared to the first quarter of 1996 was primarily the result of funds consumed as the Company continues its expansion of its commercial activities and introduction of new products.

During the three month periods ended March 28, 1997 and March 29, 1996, the Company used cash in investing activities of $($347,041) and ($1,259,053), respectively, to purchase property and equipment. The Company also provided cash in investing activities during the three months ended March 28, 1997 of $1,135,601 from net purchases and redemptions of marketable securities.

The Company provided cash in financing activities for the three months ended March 29, 1996 of $2,155,938 primarily from proceeds from the issuance of notes payable and net borrowings of short-term debt. During the first quarter of 1997, the Company used cash of $17,140 in financing activities.

At December 29, 1995, the Company had various short-term line of credit arrangements with Mercantile-Safe Deposit and Trust Company ("Mercantile Bank") aggregating $2 million. During 1996, the Company arranged for additional credit agreements and modified existing credit agreements with Mercantile
Bank to provide for additional borrowings to fund the Company prior to its initial public offering. Subsequent to September 27, 1996, in conjunction with the Company's initial public offering, the Company paid off and terminated these line of credit arrangements.

As of March 28, 1997, the Company had no material commitments for capital expenditures.

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

While the Company may require additional financing to fund development of new products and expansion of its domestic and international operations, it believes that the net proceeds from its initial public offering, together with existing cash and cash equivalents, cash generated from operations and cash available through its credit and note payable arrangements, will be sufficient to finance its product development and operating needs at least through December 1997.

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

                  Robert R. Walker, Jr., Receiver (relating to
                  exhibit 10.17).
10.19*            Standard Lease dated April 12, 1989, by and between the
                  Company and R&B Property Holding Company.
10.20*            Amendment to Lease effective  November 1, 1992, by and
                  between the Company and R&B Property Holding Company
                 (relating to exhibit 10.19).
10.21*            Lease Agreement dated as of October 3, 1995, by and between
                  Trusted Information Systems (UK) Limited and Theale Estates
                  Limited.
10.22*            Deed dated July 17, 1996, by and between the Company and
                  Glenwood Associates Limited Partnership.
10.22.1*          Promissory Note issued by the Company on July 17, 1996, to
                  Glenwood Associates Limited Partnership.
10.22.2*          Deed of Trust and Security Agreement dated December 1, 1993, by and between Glenwood Associates Limited Partnership and
                  Mercantile-Safe Deposit and Trust Company.
10.22.3*          Promissory Note issued by Glenwood Associates Limited
                  Partnership on December 1, 1993 to Mercantile-Safe Deposit
                  and Trust Company.
10.23*            Deed and Confirmatory Deed dated July 26, 1995, by and
                  between the Company and Stephen T. Walker.
10.24*            Agreement and Plan of Merger dated May 30, 1996.
10.25**+          Patent and Software  License  Agreement dated January 24,
                  1997, by and between the Company and International Business
                  Machines Corporation.
11.1              Statement of computation of earnings per share.
21.1*             Subsidiaries of the Registrant.
27                Financial Data Schedule.

-------------------

* Previously filed as an exhibit to the Company's Registration Statement Number 333-5419 on Form S-1 and incorporated herein by reference.
** Previously filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 27, 1996 and incorporated herein by reference.
+ Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed on March 27, 1997.

(b)   Reports on Form 8-K

None.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TRUSTED INFORMATION SYSTEMS, INC.

Date:  May 12, 1997                         By:  /s/ Stephen T. Walker
                                               -----------------------
                                                     Stephen T. Walker,
                                                     President and CEO


Date:  May 12, 1997                         By:  /s/ Ronald W. Kaiser
                                               ----------------------
                                                     Ronald W. Kaiser,
                                                     Chief Financial Officer

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

                  Associates Limited Partnership.
10.22.1*          Promissory Note issued by the Company on July 17, 1996, to
                  Glenwood Associates Limited Partnership.
10.22.2*          Deed of Trust and Security Agreement dated December 1, 1993, by and between Glenwood Associates Limited Partnership and
                  Mercantile-Safe Deposit and Trust Company.
10.22.3*          Promissory Note issued by Glenwood Associates Limited
                  Partnership on December 1, 1993 to Mercantile-Safe Deposit
                  and Trust Company.
10.23*            Deed and Confirmatory Deed dated July 26, 1995, by and
                  between the Company and Stephen T. Walker.
10.24*            Agreement and Plan of Merger dated May 30, 1996.
10.25**+          Patent and Software Agreement dated January 24, 1997, by and between the Company and International Business Machines
                  Corporation.
11.1              Statement of computation of earnings per share.
21.1*             Subsidiaries of the Registrant.
27                Financial Data Schedule.
-------------------

* Previously filed as an exhibit to the Company's Registration Statement Number 333-5419 on Form S-1 and incorporated herein by reference.
** Previously filed as an exhibit to the Company's form 10-K for the fiscal year ended December 27, 1996 and incorporated herein by reference.
+ Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed on March 27, 1997.