Form 10-Q
period 1997-06-27
TRUSTED INFORMATION SYSTEMS INC
filed 1997-08-11
CIK 1013355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                ------------------ FORM 10-Q ------------------

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 27, 1997

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

                                    Yes X No

Indicate the number of shares of the issuer's classes of common stock outstanding as of the latest practicable date: 11,611,851 shares of common stock were outstanding as of July 31, 1997.

                        TRUSTED INFORMATION SYSTEMS, INC.
                                    FORM 10-Q

                                      Index

                                                                        Page
PART I   FINANCIAL INFORMATION                                         Number

Item 1.       Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets as of
              December 27, 1996 and June 27, 1997                        3

              Condensed Consolidated Statements of Operations
              for the three and six months ended June 28, 1996 and       4
              June 27, 1997

              Condensed Consolidated Statements of Cash Flows
              for the six months ended June 28, 1996 and June 27, 1997   5

              Notes to Condensed Consolidated
              Financial Statements                                       6

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations              7

PART II   OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders        15

Item 6.       Exhibits and Reports on Form 8-K                           16

SIGNATURES                                                               18

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                       Trusted Information Systems, Inc.
                     Condensed Consolidated Balance Sheets

                                               December 27,          June 27,
                                                 1996                  1997
                                                                    (unaudited)
Assets
Current assets:
  Cash and cash equivalents                    $1,838,787          $2,709,429
  Marketable securities                        39,127,069          32,529,229
  Accounts receivable, net of allowance
      of $174,592 and $416,589 for
      December 27, 1996 and June 27, 1997,     5,803,361           7,665,152
      respectively
  Unbilled receivables                         1,746,370           1,256,787
  Prepaid expenses and other current assets      952,822           1,557,460
  Refundable income taxes                      1,507,121           2,811,845
  Deferred income taxes                               --             179,115
Total current assets                          50,975,530          48,709,017
Property and equipment, net                    6,695,524           7,067,453
Other assets                                     332,539             312,710
                                            ------------        ------------

Total assets                                $ 58,003,593        $ 56,089,180
                                            =============       =============

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                              $906,706            $203,256
  Other accrued expenses                       4,332,077           6,480,682
  Deferred income taxes                          403,324                  --
  Deferred revenue                             2,072,266           2,902,270
  Notes payable, current portion                 150,857             150,857
                                             -----------          ----------
Total current liabilities                      7,865,230           9,737,065
Notes payable, net of current portion          2,424,355           2,343,378
Other non-current liabilities                     47,365              46,693
                                             -----------          ----------

Total liabilities                             10,336,950          12,127,136
Commitments
Shareholders' equity:
  Preferred stock, $.01 par value;
     5,000,000 shares authorized;
     no shares issued or outstanding                 ---                 ---
  Common stock, $.01 par value;
      40,000,000 shares uthorized;
      11,489,704 and 11,607,833 shares
      issued and outstanding at December 27,
      1996 and June 27, 1997 respectively        114,897             116,078
  Additional paid-in capital                  46,809,343          46,902,472
  Unrealized gains, net of income taxes of
      $932,838 nd $349,519 at December 27,
      1996 and June 27, 1997, respectively     1,495,162             739,601
  Foreign currency translation adjustment         12,663            (37,702)
  Retained earnings (deficit)                    178,861         (2,952,309)
  Deferred stock compensation                  (944,283)           (806,096)
                                             -----------         -----------
Total shareholders' equity                    47,666,643          43,962,044
                                             ------------        -----------
Total liabilities and shareholders' equity   $58,003,593         $56,089,180
                                             ============        ============

      See notes to unaudited condensed consolidated financial statements.

                        Trusted Information Systems, Inc.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                          For the Three Months Ended             For the Six Months Ended
                                           June 28,         June 27,             June 28,          June 27,
                                             1996             1997                 1996             1997
                                             ----             ----                 ----             ----
Revenues:
  Government contracts                   $2,919,403         $2,200,008         $5,351,676        $4,766,288
  Commercial products                     2,235,587          5,904,504          3,732,042        11,014,594
  Commercial consulting services            286,827            914,520            533,977         1,711,705
                                        -----------        -----------        -----------       -----------
                                          5,441,817          9,019,032          9,617,695        17,492,587
Cost of revenues:
  Government contracts                    2,089,529          1,461,003          3,864,383         3,279,545
  Commercial products                       725,780            763,716          1,197,877         1,863,316
  Commercial consulting services
                                            164,222            551,654            329,650           946,485
                                         ----------        -----------        -----------       -----------

                                          2,979,531          2,776,373          5,391,910         6,089,346
                                         ----------        -----------        -----------       -----------
Gross profit                              2,462,286          6,242,659          4,225,785        11,403,241

Operating expenses:
  Selling, general and                    2,633,789          6,736,777          4,677,648        13,025,016
     administrative
  Research and development                  631,565          1,973,176          1,006,752         3,888,411
                                         ----------        -----------        -----------       -----------
                                          3,265,354          8,709,953          5,684,400        16,913,427
                                         ----------        -----------        -----------       -----------
Loss from operations                      (803,068)        (2,467,294)        (1,458,615)       (5,510,186)

Other income (expense):
  Interest income                             8,735            518,694             13,715         1,005,608
  Interest expense                         (74,027)           (55,743)          (162,910)         (106,316)
                                        -----------       ------------        -----------       -----------

                                           (65,292)            462,951          (149,195)           899,292
                                        -----------       ------------        -----------       ------------
Loss before income taxes                  (868,360)        (2,004,343)        (1,607,810)       (4,610,894)
Income tax benefit                          371,843            643,233            687,593         1,479,724
                                        -----------       ------------        -----------       ------------
Net loss                                 $(496,517)       $ (1,361,110)       $  (920,217)      $(3,131,170)
                                        ===========       =============       ============      ============

Net loss per share                          $(0.06)            $(0.12)            $(0.11)            $(0.27)
                                        ===========       =============       ============      ============

Weighted average shares
  outstanding                             8,364,491         11,565,188          8,110,496        11,536,372
                                        ===========       ============        ===========       ===========

       See notes to unaudited condensed consolidated financial statements.

                        Trusted Information Systems, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                For the Six Months Ended
                                               June 28,          June 27,
                                                  1996              1997
                                               --------          --------
OPERATING ACTIVITIES
Net Loss                                      $(920,217)       $(3,131,170)
Adjustments:
    Depreciation                                162,718            700,450
    Deferred income taxes                         3,530                 --
    Amortization of stock compensation           23,031            138,187

Changes in operating assets and liabilities:
    Accounts receivable and unbilled            373,710        (1,372,208)
     receivables
    Prepaid expenses and other                (636,662)          (604,638)
     current assets
    Other assets                              (478,256)             19,829
    Accounts payable                            209,765          (703,450)
    Other accrued expenses                    1,228,489          2,148,605
    Other non-current liabilities                    --              (672)
    Income taxes refundable                 (1,029,473)        (1,304,724)
    Deferred revenues                          (93,287)            830,004
                                         --------------     --------------
Net cash used in operating activities       (1,156,652)        (3,279,787)

INVESTING ACTIVITIES
Purchases of property and equipment         (2,544,455)        (1,072,379)
Net (purchase)/ redemption of
     marketable securities                     (10,880)          5,259,840
                                         --------------     --------------
Cash provided by (used in) investing
activities                                  (2,555,335)          4,187,461

FINANCING ACTIVITIES
Proceeds from exercise of stock                 305,318             94,310
options
Net short-term borrowings                     2,156,500                 --
Proceeds from issuance of notes               1,447,467                 --
payable
Repayments of notes payable                    (69,086)           (80,977)
                                         --------------    ---------------
Net cash provided by  financing
activities                                    3,840,199             13,333

Effect of foreign exchange rate
changes on cash                                 (4,385)           (50,365)
                                         --------------    ---------------
Net change in cash and cash
equivalents                                     123,827            870,642

Cash and cash equivalents at
       beginning of period                       53,859          1,838,787
                                         --------------    ---------------

Cash and cash equivalents at
       end of period                      $     177,686     $    2,709,429
                                          =============     ==============

SUPPLEMENTAL DSICLOSURES OF
     CASH FLOW INFORMATION
Interest paid during the period           $     161,031    $       111,444
                                          =============    ===============

Income taxes paid during the period       $     325,537    $           --
                                          =============    ==============

      See notes to unaudited condensed consolidated financial statements.

                        Trusted Information Systems, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                                  June 27, 1997

Basis of Presentation

Trusted Information Systems, Inc. (the "Company" or "TIS") provides comprehensive security solutions for the protection of computer networks, including global Internet-based systems, internal networks and individual workstations and laptops. The Company develops, markets, licenses, and supports the Gauntlet family of firewall products and other network security products as well as TIS' patented RecoverKey[TM] technology which is the first and only key recovery system to meet current U.S. government requirements for exporting of strong cryptography with key recovery technology. In addition to providing leading edge information security products, TIS performs an array of services in the areas of cryptography, security consulting, training, and advanced research and engineering for commercial and government customers on a worldwide basis.

The accompanying unaudited condensed consolidated financial statements include the accounts of Trusted Information Systems, Inc. and its subsidiaries, all of which are wholly owned (collectively, "TIS" or the "Company"). Such financial statements, including comparative information for the three and six month periods ended June 28, 1996, where applicable, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. All material intercompany accounts and transactions have been eliminated in consolidation.

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

These unaudited condensed consolidated financial statements should be read in conjunction with Company's audited financial statements and footnotes thereto which are included in the Company's report on form 10-K that was filed with the SEC on March 27, 1997. The accompanying unaudited condensed consolidated financial statements reflect all the adjustments that, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results for interim periods are not necessarily indicative of the results for the full year.

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

The Commercial Division

The Commercial Division derives revenues from the Company's Gauntlet[TM] family of firewall products, from its commercial consulting services and from its RecoverKey[TM] exportable cryptography enabling products. Revenues from the Commercial Division accounted for approximately 73% of total company revenues for the six months ended June 27, 1997 versus 44% of total Company revenues for the six months ended June 28, 1996. The Company expects that the Commercial Division will account for an increased percentage of total revenues over the remainder of the current year and in future years.

Prior to 1996, the Company distributed its only revenue producing product, the Gauntlet Internet Firewall which was introduced in 1994, exclusively through resellers and a sales administration staff. The Company presently employs 103 persons to develop, promote, sell and deliver its network security products and services, including the Gauntlet family of firewall products. The Company's Gauntlet Internet Firewall is licensed as software or as software and hardware on one platform and was previously frequently combined (or "bundled") with installation for pricing purposes. Since April 15, 1996, installation for the Gauntlet family of firewall products has been offered as a separate (or "unbundled") optional service provided to customers.

During 1996 the Company began to incur and has continued to incur substantial increases in its selling, general and administrative expenses as it builds its commercial marketing and sales efforts to support the introduction of sales of the Gauntlet Internet Firewall product and of its other products: the Gauntlet Intranet Firewall, the Gauntlet Net Extender, the Gauntlet PC Extender, the Gauntlet Internet Firewall for Solaris, the Gauntlet Internet Firewall for
Windows NT, The Gauntlet Forcefield, and certain of its RecoverKey[TM] exportable cryptography products for multiple platforms such as Windows, NT and Unix. In addition, the Company expects to continue to expand its research and
development   organization  and  efforts,   particularly  with
regards to its RecoverKey[TM] exportable cryptography enabling products, including key recovery centers ("KRC's") and cryptographic service providers ("CSP") tool kits. The amount and timing of these additional expenditures are likely to result in fluctuations in operating margins. Any material reduction in gross or operating margins could materially adversely affect the Company's operating results.

The Company offers a full range of consulting in information security planning and product support. The Company's commercial consulting practice offers expert technology research services, consultation on security issues associated with products and services, corporate information security policy development, architectural and diagnostic security analysis services, firewall configuration and maintenance support, and training for corporate network and security administration personnel. These services are carried out by a staff of 26 persons with extensive information security experience in both commercial and government organizations.

The Advanced Research and Engineering Division

The Advanced Research and Engineering Division conducts research, development and consulting in computer and related security systems. Revenues for the AR&E Division accounted for 27% of total Company revenues for the six monthes ended June 27, 1997 versus 56% of total Company revenues for the six months ended June 28, 1996. The Division currently has major contracts that are with or are funded by three agencies of the U.S. government: the National Security Agency ("NSA"), Air Force Rome Laboratories ("RL") and Defense Advanced Research Projects Agency ("DARPA"), formerly the Advanced Research Projects Agency ("ARPA"). Revenues from the AR&E Division decreased 11% in the first half of 1997 versus the same period of 1996, primarily due to completion of a major contract with the NSA, partially offset by revenues from other contracts of approximately $600,000. This contract had an aggregate award value of approximately $14.8 million. Total revenues from this contract were $.9 million and $2.2 million for the six months ending June 27, 1997 and June 28, 1996, respectively.

The aggregate award value of the Company's nine major active government contracts is approximately $24.3 million as of June 27, 1997. Six of these contracts are funded by DARPA and range in value from $1.5 million to $9.1 million. One of these contracts expires during 1997, four will expire during 1998, and one will expire in 2000. The Company expects to continue to obtain government contracts for its AR&E Division. Excluding the major NSA contract which ended on March 31, 1997, the Company anticipates revenues from such new contracts will attain the level realized in 1996. The Company was recently notified that several of its pending proposals with DARPA were selected for contract award. Specific contract terms and values will be negotiated between the Company and DARPA over the next several months and are subject to the successful completion of such negotiations and the availability of funding.

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

Results of Operations

The following tables present for the periods indicated certain unaudited Statements of Operations' data as a percentage of the Company's revenues:

                     Consolidated Statements of Operations
                          as a Percentage of Revenues

                                       Three months          Three months        Six months          Six months
                                          ended                 ended              ended               ended
                                         June 28,              June 27,           June 28,            June 27,
                                          1996                   1997              1996                1997
                                       (unaudited)            (unaudited)       (unaudited)         (unaudited)

Revenues:
  Government contracts                    53.7%                   24.4%             55.6%                27.2%
  Commercial products                     41.1%                   65.5%             38.8%                63.0%
  Commercial consulting services           5.2%                   10.1%              5.6%                 9.8%
        Total Revenues                   100.0%                  100.0%            100.0%               100.0%

        Total Costs of revenues           54.8%                   30.8%             56.1%                34.8%

Gross profit                              45.2%                   69.2%             43.9%                65.2%

Operating expenses:
  Selling, general and                    48.4%                   74.7%             48.6%                74.5%
     administrative
  Research and development                11.6%                   21.9%             10.5%                22.2%
        Total Operating expenses          60.0%                   96.6%             59.1%                96.7%

Loss from operations                    (14.8)%                 (27.4)%           (15.2)%              (31.5)%

Interest and other income and            (1.2)%                    5.2%            (1.6)%                 5.1%
expense

Loss before income taxes                (16.0)%                 (22.2)%           (16.8)%              (26.4)%
Income tax benefit                         6.9%                    7.1%              7.1%                 8.5%
                                     ----------               ---------         ---------           ----------
Net loss                                 (9.1)%                 (15.1)%            (9.7)%              (17.9)%
                                     ==========               =========         =========           ==========

                              Selected Information
                      as a Percentage of Related Revenues

                                       Three months          Three months        Six months        Six months
                                          ended                  ended              ended             ended
                                         June 28,               June 27,           June 28,          June 27,
                                           1996                   1997               1996              1997
                                        (unaudited)            (unaudited)       (unaudited)        (unaudited)

Cost of revenues:
  Government contracts                   71.6%                    66.4%             72.2%              68.8%
  Commercial products                    32.5%                    12.9%             32.1%              16.9%
  Commercial consulting services         57.3%                    60.3%             61.7%              55.3%
Gross profit:
  Government contracts                   28.4%                    33.6%             27.8%              31.2%
  Commercial products                    67.5%                    87.1%             67.9%              83.1%
  Commercial consulting services         42.7%                    39.7%             38.3%              44.7%

 Three Months Ended June 27, 1997 Compared to Three Months Ended June 28, 1996

Revenues. The Company's total revenues increased 66% to $9,019,032 in the three months ended June 27, 1997 ("the second quarter of 1997") from $5,441,817 in the three months ended June 28, 1996 ("the second quarter of 1996"), primarily due to strong performance by the Company's Commercial Division. Commercial product revenues increased 164% to $5,904,504 in the second quarter of 1997 from $2,235,587 in the second quarter of 1996 as a result of increased shipments of the Company's Gauntlet firewall products and sales of licenses of Gauntlet Internet Firewalls directly to customers and through the Company's resellers. Commercial consulting services revenues increased 219% to $914,520 in the second quarter of 1997 from $286,827 in the second quarter of 1996 primarily because of the Company's increased dedication of resources to its commercial consulting business and the completion of a substantial number of commercial consulting contracts in the second quarter of 1997. Government contract revenues decreased 25% to $2,200,008 in the second quarter of 1997 from $2,919,043 in the same period last year primaily due to completion of a major contract with the NSA.

Gross Profit. Gross profit increased 154% to $6,242,659 in the second quarter of 1997 from $2,462,286 in the second quarter of 1996, due to the increase in the Company's commercial product and consulting services sales. The gross profit on commercial products increased 240% to $5,140,788 in the second quarter of 1997 from $1,509,807 in the second quarter of 1996 because of an increase in shipments of Gauntlet firewall products and increased sales of licenses which are higher margin products. As a percentage of related revenues, gross profit on commercial products increased to 87.1% in the second quarter of 1997 from 67.5% in the same period in 1996.

Gross profit from the Company's commercial consulting services increased 196% to $362,866 in the second quarter of 1997 from $122,605 in the second quarter of 1996, because of increased revenues and an increase in opportunities for contracts with higher margins. As a percentage of related revenues, gross profit on commercial consulting services decreased to 39.7% in the second quarter of 1997 from 42.7% in the second quarter of 1996 because of slightly higher contract costs in the second quarter of 1997.

Gross profit from the Company's government contracts decreased 11% to $739,005 in the second quarter of 1997 from $829,874 in the second quarter of 1996, primarily due to lower revenues associated with completion of a major contract. As a percentage of related revenues, gross profit on government contracts increased to 33.6% in the second quarter of 1997 from 28.4% in the second quarter of 1996 primaily due to the recognition of revenues from award fees in the second quarter of 1997 which bear no related costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 156% to $6,736,777 in the second quarter of 1997 from $2,633,789 in the second quarter of 1996, due primarily to the substantial increase in personnel and related operating costs associated with the increase in the Company's commercial products sales, as well as the Company's efforts towards developing the infrastructure to support future commercial product revenue growth.

Research and Development Expenses. The Company's research and development expenses, which do not include such expenses directly reimbursed under government contracts, increased 212% to $1,973,176 in the second quarter of 1997 from $631,565 in the second quarter of 1996. This increase reflects costs associated with development of the next generation of the Gauntlet Firewall, Gauntlet Firewall Version 4.0, the Gauntlet Internet for Firewalls on NT version 1.1, RecoverKey[TM] exportable cryptography enabling products and technology, and additional members of the Gauntlet family of firewall products.

Other Income and Expense. Other income totalled $462,951 in the second quarter of 1997 and consists of interest income generated from the proceeds of the Company's initial public offering, offset by interest expense on the Company's long-term debt associated with its Glenwood, Maryland headquarters facilities. The Company's other expense totalled $65,292 in 1996 and consisted primarily of interest expense from borrowings under the Company's revolving and other credit lines prior to the Company's initial public offering.

Six Months Ended June 27, 1997 Compared to Six Months Ended June 28, 1996

Revenues. The Company's total revenues increased 82% to $17,492,587 in the six months ended June 27, 1997 from $9,617,695 in the six months ended June 28, 1996, primarily due to strong performance by the Company's Commercial Division. Commercial product revenues increased 195% to $11,014,594 in the six months ended June 27, 1997 from $3,732,042 in the six months ended June 28, 1996, primarily because product revenues from direct customers doubled and reseller revenues grew by over 520% in the first half of 1997 over the first half of 1996. Commercial consulting revenues increased 221% to $1,711,705 in the six months ended June 27, 1997 from $533,977 in the six months ended June 28, 1996, primarily because of the Company's completion of a substantial number of commercial consulting contracts in the six months ended June 27, 1997. Government contract revenues decreased 11% to $4,766,288 in the six months ended June 27, 1997 from $5,351,676 in the same period last year primarily due to reallocation of government contract research personnel to the Company's Commercial Division activities and completion of a major contract with the NSA.

Gross Profit. Gross profit increased 170% to $11,403,241 in the six months ended June 27, 1997 from $4,225,785 in the six months ended June 28, 1996, primarily due to increased commercial product sales. The gross profit on commercial products increased 261% to $9,151,278 in the six months ended June 27, 1997 from $2,534,165 in the six months ended June 28, 1996 because of an increase in shipments of Gauntlet firewall products. As a percentage of related revenues, gross profit on commercial products increased to 83.1% in the six months ended June 27, 1997 from 67.9% in the six months ended June 28, 1996.

Gross profit from the Company's commercial consulting services increased 275% to $765,220 in the six months ended June 27, 1997 from $204,327 in the six months ended June 28, 1996. As a percentage of related revenues, gross profit on commercial consulting services increased to 44.7% in the six months ended June 27, 1997 from 38.3% in the six months ended June 28, 1996 because of increased revenues from higher margin consulting business in the six months ended June 28, 1996.

Gross profit from the Company's government contracts decreased slightly to $1,486,743 in the six months ended June 27, 1997 from $1,487,293 in the six months ended June 28, 1996. As a percentage of related revenues, gross profit on government contracts increased to 31.2% in the six months ended June 27, 1997 from 27.8% in the six months ended June 28, 1996 because of greater revenues received in 1997 from contracts with proportionately higher fees.

Selling General and Administrative Expenses. Selling, general and administrative expenses increased 178% to $13,025,016 in the six months ended June 27, 1997 from $4,677,648 in the six months ended June 28, 1996, due primarily to the substantial increase in personnel and related operating costs associated with the increase in the Company's commercial products sales, as well as the Company's efforts towards developing the infrastructure to support future commercial product revenue growth.

Research and Development Expenses. The Company's research and development expenses, which do not include such expenses directly reimbursed under government contracts, increased 286% to $3,888,411 in the six months ended June 27, 1997 from $1,006,752 in the six months ended June 28, 1996, due primarily to the Company's efforts in developing the new members of the Gauntlet family of firewall products announced in April 1996, the development of its Microsoft Windows NT, Sun Microsystems' Solaris firewall product versions, and its RecoverKey[TM] exportable cryptography enabling products, the Company's reallocation of government contract research personnel to its Commercial Division activities, and the further development and evaluation of its Trusted Mach[TM] technology.

Other Income and Expense. Other income totalled $899,292 in the six months ended June 27, 1997 and consisted primarily of interest income on cash generated in the Company's initial public offering. Other expense totalled $149,195 for the six months ended June 28, 1996 and consisted primarily of interest expense from borrowings under the Company's revolving and other credit lines prior to the Company's initial public offering.

Liquidity and Capital Resources

Since its inception, the Company has financed its operations and the purchase of property and equipment through the issuance of common stock, borrowings under short-term lines of credit, secured notes payable, and stockholder loans, and the generation of cash from operations. Cash and cash equivalents were $2,709,429 at June 27, 1997 and $1,838,787 at December 27, 1996, and marketable securities were $32,529,229 at June 27, 1997 and $39,127,069 at December 27, 1996. The Company used cash in operating activities of $3,279,787 and $1,156,652 in the six months ended June 27, 1997 and June 28, 1996, respectively. The increase in cash used in operating activities in 1997 is primarily due to the use of funds for selling, general and administrative expenses associated with Company expansion of commercial activities and introduction of new products. The Company financed these operating activities primarily through the redemption of marketable securities. In the six months ended June 28, 1996, operating activities were financed primarily by proceeds from short-term borrowings and notes payable.

Capital expenditures totalled $1,072,379 and $2,544,455 in the six months ended June 27, 1997 and June 28, 1996, respectively. Higher expenditures in 1996 were due to construction costs associated with expansion of the Company's Glenwood, Maryland headquarters facility.

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

As of June 27, 1997, the Company had no material commitments for capital expenditures.

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

While the Company may require additional financing to fund development of new products and expansion of its domestic and international operations, it believes that the net proceeds from its initial public offering, together with existing cash and cash equivalents, cash generated from operations and cash available through its credit and note payable arrangements, will be sufficient to finance its product development and operating needs at least through December 1998.

                        TRUSTED INFORMATION SYSTEMS, INC.
                                   FORM 10 - Q


PART II.   OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

(a)  The Company held its Annual Meeting of Stockholders on May 27, 1997.

(b) At the Annual Meeting of Stockholders, Harvey L. Weiss, an Executive Vice President of the Company, President of the Commercial Division and a Director of the Company since March 1996, was elected to serve until the 2000 Annual Meeting of Stockholders. The following directors continued their terms of office after the Meeting: Martha A. Branstad; Charles W. Stein; Stephen T. Walker, and Gerald J. Popek.

(c)  The following matters were voted upon at the Annual Meeting of
Stockholders:

     (i) Election of Harvey L. Weiss as a director to serve until the 2000 Annual Meeting of Stockholders, and until his successor is elected and duly qualified. Votes for: 8,683,146; votes against or withheld: 74,733; number of abstentions and broker non-votes: 0.

     (ii) Adoption of the Trusted Information Systems, Inc. 1997 Employee Stock Purchase Plan and the reservation of 400,000 shares of Common Stock for issuance thereunder. Votes for: 8,710,049; votes against or withheld: 44,320; number of abstentions and broker non-votes: 3,510. (iii) Ratification of the appointment of Ernst & Young L.L.P. as the Company's independent auditors for the fiscal year ending December 26, 1997. Votes for: 8,755,579; votes against or withheld:
2,000; number of abstentions and broker non-votes: 300.

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

3.1*      Certificate  of  Incorporation  of  the  Company.
3.1.1*    Certificate of Amendment to Certificate  of  Incorporation,  as
          filed with the Delaware Secretary of State on October 2, 1996.
3.2*      Amended and Restated Bylaws of the Company.
4.1*      Specimen stock certificate for shares of Common Stock of the Company.
10.1*     Amended and Restated  Employee Stock Option Plan.
10.2*     Amended and  Restated  1996 Stock  Option  Plan.
10.2.1* Form of Incentive Stock Option Agreement pursuant to 1996 Stock Option Plan.
10.2.2* Form of Non-Qualified Stock Option Agreement pursuant to 1996 Stock Option Plan.
10.3*     Amended and Restated 1996 Directors'Stock Option Plan.
10.3.1    1997 Employee Stock Purchase Plan.***
10.4*     Form of Employee Agreement Regarding Confidentiality and Inventions.
10.5*     Form of Software License and Reseller Agreement.
10.6*     Form of  Consulting  Services  Agreement.
10.7* Form of Indemnification Agreement by and between the Company and its directors and officers.
10.8* Construction Loan Agreement dated July 26, 1995, by and between the Company and Mercantile-Safe Deposit and Trust Company.
10.9* Construction Loan Promissory Note dated July 26, 1995, by and between the Company and Mercantile-Safe Deposit and Trust Company.
10.10* Deed of Trust and Security Agreement dated July 26, 1995, by and between the Company and Mercantile-Safe Deposit and Trust Company.
10.11* Security Agreement, dated July 26, 1995, by and among the Company, Mercantile-Safe Deposit and Trust Company and Stephen T. Walker.
10.12* Personal Guaranty Agreement dated July 26, 1995, by and between Stephen T. Walker and Mercantile-Safe Deposit and Trust Company.
10.13* Revolving Note issued by the Company on April 4, 1996, to Mercantile-Safe Deposit and Trust Company.
10.14*    Security Agreement   dated   April  4,  1996,   by  and   between  the
          Company  and Mercantile-Safe  Deposit and Trust Company.
10.15* Revolving Note issued by the Company on April 4, 1996, to Mercantile-Safe Deposit and Trust Company.
10.16.1* Security Agreement as of August 27, 1996, by and between the Company and Mercantile-Safe Deposit and Trust Company.
10.16.2* Revolving Note issued by the Company as of August 27, 1996, to Mercantile-Safe Deposit and Trust Company.
10.17* Office Building Lease dated February 1, 1990, by and between the Company and Perini Investment Properties, Inc.
10.18* Lease Amendment I dated May 26, 1994, by and between the Company and Robert R. Walker, Jr., Receiver (relating to exhibit 10.17).
10.19* Standard Lease dated April 12, 1989, by and between the Company and R&B Property Holding Company.
10.20* Amendment to Lease effective November 1, 1992, by and between the Company and R&B Property Holding Company (relating to exhibit 10.19).
10.21* Lease Agreement dated as of October 3, 1995, by and between Trusted Information Systems (UK) Limited and Theale Estates Limited.

10.22* Deed dated July 17, 1996, by and between the Company and Glenwood Associates Limited Partnership.
10.22.1* Promissory Note issued by the Company on July 17, 1996, to Glenwood Associates Limited Partnership.
10.22.2* Deed of Trust and Security Agreement dated December 1, 1993, by and between Glenwood Associates Limited Partnership and Mercantile-Safe Deposit and Trust Company.
10.22.3* Promissory Note issued by Glenwood Associates Limited Partnership on December 1, 1993 to Mercantile-Safe Deposit and Trust Company.
10.23* Deed and Confirmatory Deed dated July 26, 1995, by and between the Company and Stephen T. Walker.
10.24*    Agreement and Plan of Merger dated May 30, 1996.
10.25**+  Patent and Software License Agreement   dated  January  24,  1997,
          by and between the Company and International Business Machine Corporation.
11.1      Statement of computation of earnings per share.
21.1*     Subsidiaries of the Registrant.
27        Financial Data Schedule.

-------------------

* Previously filed as an exhibit to the Company's Registration Statement Number 333-5419 on Form S-1 and incorporated herein by reference.
** Previously filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 27, 1996 and incorporated herein by reference.
***      Previously  filed on April 24, 1997 as an exhibit to the Company's
         Schedule 14A and  incorporated  herein by reference.
+ Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission on March 27, 1997 pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(b)   Reports on Form 8-K

None.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TRUSTED INFORMATION SYSTEMS, INC.

Date:  August 11, 1997                      By:      Stephen T. Walker
                                               -----------------------
                                                     Stephen T. Walker,
                                                     President and CEO


Date:  August 11, 1997                      By:      Ronald W. Kaiser
                                               ----------------------
                                                     Ronald W. Kaiser,
                                                     Chief Financial Officer

                                  EXHIBIT INDEX



3.1*              Certificate of Incorporation of the Company.
3.1.1*            Certificate of Amendment to Certificate of  Incorporation,  as
                  filed with the Delaware Secretary of State on October 2, 1996.
3.2*              Amended and Restated Bylaws of the Company.
4.1*              Specimen stock certificate for shares of Common Stock of the
                  Company.
10.1*             Amended and Restated Employee Stock Option Plan.
10.2*             Amended and Restated 1996 Stock Option Plan.
10.2.1*           Form of Incentive Stock Option Agreement pursuant to 1996
                  Stock Option Plan.
10.2.2*           Form of Non-Qualified Stock Option Agreement pursuant to 1996
                  Stock Option
                  Plan.
10.3*             Amended and Restated 1996 Directors' Stock Option Plan.
10.3.1            1997 Employee Stock Purchase Plan.***
10.4*             Form of Employee Agreement Regarding Confidentiality and
                  Inventions.
10.5*             Form of Software License and Reseller Agreement.
10.6*             Form of Consulting Services Agreement.
10.7*             Form of Indemnification Agreement by and between the Company and its
                  directors and officers.
10.8*             Construction Loan Agreement dated July 26, 1995, by and
                  between the Company and Mercantile-Safe Deposit and Trust
                  Company.
10.9*             Construction Loan Promissory Note dated July 26, 1995, by and between the Company and Mercantile-Safe Deposit and Trust
                  Company.
10.10*            Deed of Trust and Security Agreement dated July 26, 1995, by and between the Company and Mercantile-Safe Deposit and Trust
                  Company.
10.11*            Security Agreement, dated July 26, 1995, by and among the
                  Company, Mercantile-Safe Deposit and Trust Company and
                  Stephen T. Walker.
10.12*            Personal Guaranty Agreement dated July 26, 1995, by and
                  between Stephen T. Walker and Mercantile-Safe Deposit and
                  Trust Company.
10.13*            Revolving Note issued by the Company on April 4, 1996, to
                  Mercantile-Safe Deposit and Trust Company.
10.14*            Security Agreement dated April 4, 1996, by and between the
                  Company and Mercantile-Safe Deposit and Trust Company.
10.15*            Revolving Note issued by the Company on April 4, 1996, to
                  Mercantile-Safe Deposit and Trust Company.
10.16.1*          Security Agreement as of August 27, 1996, by and between the
                  Company and Mercantile-Safe Deposit and Trust Company.
10.16.2*          Revolving Note issued by the Company as of August 27, 1996, to Mercantile-Safe Deposit and Trust Company.
10.17*            Office Building Lease dated February 1, 1990, by and between the Company and Perini Investment Properties, Inc.
10.18*            Lease Amendment I dated May 26, 1994, by and between the
                  Company and Robert R. Walker, Jr., Receiver (relating to exhibit 10.17).
10.19*            Standard Lease dated April 12, 1989, by and between the
                  Company and R&B Property Holding Company.
10.20*            Amendment to Lease effective  November 1, 1992, by and between the Company and R&B Property Holding Company (relating to exhibit 10.19).
10.21*            Lease  Agreement  dated as of October 3, 1995,  by and between
                  Trusted  Information  Systems (UK) Limited and Theale  Estates
                  Limited.
10.22*            Deed dated July 17, 1996, by and between the Company and
                  Glenwood Associates Limited Partnership.

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

* Previously filed as an exhibit to the Company's Registration Statement Number 333-5419 on Form S-1 and incorporated herein by reference.
** Previously filed as an exhibit to the Company's form 10-K for the fiscal year ended December 27, 1996 and incorporated herein by reference.
***      Previously  filed on April 24, 1997 as an exhibit to the Company's
         Schedule 14A and  incorporated  herein by reference.
+ Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission on March 27, 1997 pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

Exhibit 11.1

                        Trusted Information Systems, Inc.
              Statement of Computation of Earnings (Loss) Per Share

                                 For the Three Months Ended             For the Six Months Ended
                                 June 28,            June 27,           June 28,            June 27,
                                   1996                1997               1996                1997
                                ----------------------------------------------------------------------

Common Stock Outstanding          7,498,315          11,565,188          7,244,320          11,536,372

Issuance of Cheap Stock             866,176                  --            866,176                  --
                                 ----------          ----------         ----------          ----------

     Weighted average
     shares outstanding           8,364,491          11,565,188          8,110,496          11,536,372
                                 ==========          ==========         ==========          ==========

Exhibit 27

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE SIX MONTH PERIOD ENDED JUNE 27, 1997 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY.

PERIOD TYPE                                                               6-MOS
FISCAL YEAR END                                                     DEC-26-1997
PERIOD START                                                        DEC-28-1996
PERIOD END                                                          JUN-27-1997
CASH                                                                  2,709,429
SECURITIES                                                           32,529,229
RECEIVABLES                                                           8,081,741
ALLOWANCES                                                              416,589
INVENTORY                                                                     0
CURRENT ASSETS                                                       48,709,017
PP&E                                                                  9,433,097
DEPRECIATION                                                          2,365,644
TOTAL ASSETS                                                         56,089,180
CURRENT LIABILITIES                                                   9,737,065
BONDS                                                                 2,343,378
PREFERRED -  MANDATORY                                                        0
PREFERRED                                                                     0
COMMON                                                                  116,078
OTHER - SE                                                           43,845,966
TOTAL LIABILITIES AND EQUITY                                         56,089,180
SALES                                                                17,492,587
TOTAL REVENUES                                                       17,492,587
COGS                                                                  6,089,346
TOTAL COSTS                                                           6,089,346
OTHER EXPENSES                                                       16,913,427
LOSS PROVISION                                                                0
INTEREST EXPENSE                                                        106,316
INCOME PRETAX                                                       (4,610,894)
INCOME TAX                                                          (1,479,724)
INCOME CONTINUING                                                   (3,131,170)
DISCONTINUED                                                                  0
EXTRAORDINARY                                                                 0
CHANGES                                                                       0
NET INCOME                                                          (3,131,170)
EPS PRIMARY                                                               (.27)
EPS DILUTED                                                               (.27)