Form 10-Q/A
period 1997-06-27
TRUSTED INFORMATION SYSTEMS INC
filed 1997-08-13
CIK 1013355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                               ------------------

                                   FORM 10-Q/A

                                 Amendment No. 1
                                  to Form 10-Q
                               ------------------

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

                                            TRUSTED INFORMATION SYSTEMS, INC.

Date:  August 13, 1997                       By:     /s/ Stephen T. Walker
                                                --------------------------
                                                     Stephen T. Walker,
                                                     President and CEO


Date:  August 13, 1997                      By:      /s/ Ronald W. Kaiser
                                               --------------------------
                                                     Ronald W. Kaiser,
                                                     Chief Financial Officer