Form 10-Q
period 1997-09-26
TRUSTED INFORMATION SYSTEMS INC
filed 1997-11-10
CIK 1013355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                               ------------------

                                    FORM 10-Q
                               ------------------

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 1997

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _____ to _____.


                        Commission File Number: 000-21067

                        TRUSTED INFORMATION SYSTEMS, INC.
             (Exact Name of Registrant as specified in its charter)

          Delaware                                    52-1281786
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

                                    Yes X No

Indicate the Number of shares of the issuer's classes of common stock outstanding as of the latest practicable date: 13,759,705 shares of common stock were outstanding as of November 4, 1997.

                        TRUSTED INFORMATION SYSTEMS, INC.
                                    FORM 10-Q

                                      Index

                                                                        Page
PART I.   FINANCIAL INFORMATION                                        Number

Item 1.       Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets as of
              December 27, 1996 and September 26, 1997                  3

              Condensed Consolidated Statements of Operations
              for the three months and nine months ended
              September 27, 1996 and September 26, 1997                 4

              Condensed Consolidated Statements of Cash Flows
              for the nine months ended September 27, 1996 and
              September 26, 1997                                        5

              Notes to Unaudited Condensed Consolidated
              Financial Statements                                      6

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations             7

PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                             16

SIGNATURES                                                             18

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                        Trusted Information Systems, Inc.
                      Condensed Consolidated Balance Sheets

                                                                    December 27,          September 26,
                                                                       1996                   1997
                                                                                           (unaudited)
                                                               ------------------         --------------
Assets
Current assets:
  Cash and cash equivalents                                      $     1,838,787               $864,185
  Marketable securities                                               39,127,069             32,997,374
  Accounts receivable, net of allowance of $174,592
       and $512,140 for December 27, 1996 and September 26,
       1997, respectively                                              5,803,361              8,854,161
  Unbilled receivables                                                 1,746,370              2,085,473
  Prepaid expenses and other current assets                              952,822              1,624,998
  Refundable income taxes                                              1,507,121              2,204,926
  Deferred income taxes                                                                         528,634
                                                               -----------------           ------------

Total current assets                                                  50,975,530             49,159,751
Property and equipment, net                                            6,695,524              7,691,785
Other assets                                                             332,539                373,818
                                                                    ------------           ------------
Total assets                                                      $   58,003,593           $ 57,225,354
                                                                  ==============           ============

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                               $       906,706          $     537,025
  Other accrued expenses                                               4,332,077              6,595,544
  Deferred income taxes                                                  403,324                     --
  Deferred revenue                                                     2,072,266              3,118,529
  Notes payable, current portion                                         150,857                150,857
                                                                    ------------           ------------
Total current liabilities                                              7,865,230             10,401,955
Notes payable, net of current portion                                  2,424,355              2,316,602
Other non-current liabilities                                             47,365                 43,894
                                                                    ------------           ------------
Total liabilities                                                     10,336,950             12,762,451
Commitments
Shareholders' equity:
  Preferred Stock $.01 par value; 5,000,000 shares
      authorized: no shares issued or outstanding                             --                     --
   Common Stock, $.01 par value; 40,000,000 shares authorized;
      11,489,704, and 11,653,210 shares issued and outstanding
      as of December 27, 1996 and September 26, 1997,
      respectively                                                       114,897                116,532
  Additional paid-in capital                                          46,809,343             47,036,156
  Unrealized gains, net of income taxes of $932,838 at
     December 27, 1996                                                 1,495,162                     --
  Foreign currency translation adjustment                                 12,663                (62,799)
  Retained earnings (deficit)                                            178,861             (1,889,983)
  Deferred stock compensation                                           (944,283)              (737,003)
Total shareholders' equity                                            47,666,643             44,462,903
                                                                   -------------           ------------
Total liabilities and shareholders' equity                          $ 58,003,593          $  57,225,354
                                                                    ============          =============


       See notes to unaudited condensed consolidated financial statements.


                        Trusted Information Systems, Inc.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                                For the Three Months Ended        For the Nine Months Ended
                                                September 27,      September 26,   September 27,   September 26,
                                                    1996               1997            1996            1997
                                             ------------------------------------------------------------------

Revenues:
  Government contracts                          $  2,881,138    $   2,402,128    $   8,232,814   $   7,168,416
  Commercial products                              3,958,832        7,656,439        7,690,874      18,671,033
  Commercial consulting services                     504,935          930,116        1,038,912       2,641,821
                                             -----------------  --------------  ---------------  -------------
                                                   7,344,905       10,988,683       16,962,600      28,481,270

Cost of revenues:
  Government contracts                             1,979,092        1,684,975        5,843,475       4,964,520
  Commercial products                                929,439        1,057,629        2,127,316       2,920,945
  Commercial consulting services                     266,784          512,472          596,434       1,458,957
                                             ----------------  ---------------  ---------------  -------------
                                                   3,175,315        3,255,076        8,567,225       9,344,422
                                             ---------------   ---------------  ---------------  -------------

Gross profit                                       4,169,590        7,733,607        8,395,375      19,136,848

Operating expenses:
  Selling, general and administrative              3,667,763        6,090,669        8,345,411      19,115,685
  Research and development                         1,177,944        1,984,884        2,184,696       5,873,295
                                             ----------------   --------------  ---------------  -------------
                                                   4,845,707        8,075,553       10,530,107      24,988,980
                                             ----------------   --------------  ---------------  -------------
Loss from operations                                (676,117)        (341,946)      (2,134,732)     (5,852,132)

Other income (expense):
  Interest and other income                            8,152          447,248           21,867       1,452,856
  Interest expense                                  (171,970)         (55,872)        (334,880)       (162,188)
  Non-recurring gain on sale of marketable
  securities                                              --        1,670,377               --       1,670,377
                                             ----------------  ---------------  ---------------  -------------
                                                    (163,818)       2,061,753         (313,013)      2,961,045
                                             ----------------  ---------------  ---------------  -------------
Income (loss) before income taxes                   (839,935)       1,719,807       (2,447,745)     (2,891,087)
Income tax provision (benefit)                      (353,484)         657,481       (1,041,077)       (822,243)
                                             ----------------  ---------------  ---------------  --------------
Net income (loss)                                $  (486,451)     $ 1,062,326    $  (1,406,668)  $  (2,068,844)
                                             ================  ===============  ===============  ==============

Net income (loss) per share                   $       (0.06)   $          .09    $       (0.18)  $       (0.18)
                                             ================  ===============  ===============  ==============

Weighted average shares
  outstanding                                     7,540,849        12,309,565        7,915,561      11,569,109
                                             ===============  ================  ===============  ==============


       See notes to unaudited condensed consolidated financial statements.


                        Trusted Information Systems, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                            For the Nine Months Ended
                                                     September 27,          September 26,
                                                          1996                  1997
                                                    ------------------     ---------------
Operating Activities
Net Loss                                             $     (1,406,668)      $  (2,068,844)
Adjustments:
    Depreciation                                              340,171             642,229
    Deferred income taxes                                     (26,141)                 --
    Amortization of stock compensation                         92,124             207,280
Gain on sale of marketable securities                              --          (1,670,377)
Changes in operating assets and liabilities:
    Accounts receivable and unbilled receivables            1,169,514          (3,389,903)
    Prepaid expenses and other current assets                (993,869)           (672,176)
    Other Assets                                           (1,016,178)            (41,279)
    Accounts payable                                          (59,163)           (369,681)
    Other accrued expenses                                  2,429,342           2,263,467
    Other non-current liabilities                                  --              (3,471)
    Income taxes refundable                                (1,356,084)           (697,805)
    Deferred revenue
                                                              245,770            1,046,263
                                                             --------           ---------

 Net cash used in operating activities                       (581,182)          (4,754,297)
                                                            ----------         -----------

Investing Activities
Purchases of property and equipment                        (3,044,979)          (1,638,490)
Sale of marketable securities                                      --            1,681,258
(Purchase) redemption of marketable securities                (10,880)           3,691,695
                                                            ---------            ---------
Cash provided by (used in)
   investing activities                                    (3,055,859)           3,734,463
                                                           -----------            ---------
Financing Activities
Proceeds from exercise of stock options                       310,412              228,447
Net short-term borrowings                                   1,900,700                   --
Proceeds from issuance of notes payable                     1,757,219                   --
Repayments of notes payable                                  (143,384)            (107,753)
                                                           -----------          -----------

Net cash provided by financing activities                   3,824,947              120,694
                                                           ----------             --------
Effect of exchange rate changes on cash                        (1,810)             (75,462)
                                                              --------             --------
Net change in cash and cash equivalents                       186,096             (974,602)

Cash and cash equivalents at
       beginning of period                                     53,859            1,838,787
                                                              -------            ---------
Cash and cash equivalents at
       end of period                                     $    239,955          $   864,185
                                                         =============        ============

Supplemental disclosures of
     cash flow information
Interest paid during the period                          $    334,880           $  166,949
                                                         ============         ============

Income taxes paid during the period                      $    325,537                   --
                                                         ============         ============

       See notes to unaudited condensed consolidated financial statements.

                        Trusted Information Systems, Inc.
         Notes to Unaudited Condensed Consolidated Financial Statements
                               September 26, 1997

Basis of Presentation and Subsequent Events

Trusted Information Systems, Inc. (the "Company" or "TIS") provides comprehensive security solutions for the protection of computer networks, including global Internet-based systems, internal networks and individual workstations and laptops. The Company develops, markets, licenses, and supports the Gauntlet[R] family of firewall products and other network security products as well as TIS' patented RecoverKey[TM] technology which is the first and only key recovery system to meet current U.S. government requirements for exporting of strong cryptography with key recovery technology. In addition to providing leading edge information security products, TIS performs an array of services in the areas of cryptography, security consulting, training, and advanced research and engineering for commercial and government customers on a worldwide basis.

The accompanying unaudited condensed consolidated financial statements include the accounts of Trusted Information Systems, Inc. and its subsidiaries, all of which are wholly owned (collectively, "TIS" or the "Company"). Such financial statements, including comparative information for the three and nine month periods ended September 27, 1996, where applicable, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. All material intercompany accounts and transactions have been eliminated in consolidation.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and footnotes thereto which are included in the Company's report on Form 10-K that was filed with the SEC on March 27, 1997. The accompanying unaudited condensed consolidated financial statements reflect all the adjustments that, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results for interim periods are not necessarily indicative of the results for the full year.

On October 16, 1997, the Company completed a merger with Haystack Laboratories, Inc. ("Haystack"). Haystack is a developer of information security intrusion detection and monitoring products. In connection with the merger, the Company issued approximately 2.1 million shares of its common stock to Haystack shareholders. Pending completion of a registration statement and declaration of its effectiveness by the SEC, the shares issued in connection with the transaction will be restricted shares. The merger will be accounted for under the pooling of interest method, and accordingly, historical financial data in future reports will be restated to include Haystack.

In the third quarter of 1997, TIS sold all if its common stock in CyberCash, Inc. acquired in connection with the formation of CyberCash, Inc. at a gain of approximately $1.7 million before income taxes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in forward-looking statements.

Overview

Trusted Information Systems, Inc., founded in 1983, provides comprehensive security solutions for protection of enterprise-wide networks. Focusing on full-service security that enables organizations to take advantage of secure networking, the Company develops, markets and licenses and supports the Gauntlet[R] family of network security solutions and RecoverKey[TM] user-controlled key recovery systems. The Company intends to integrate the Stalker[R] and WebStalker[TM] software technology, acquired in its October 1997 merger with Haystack Laboratories, Inc. with the Company's Gauntlet family of products to provide customers with a single firm for multi-dimensional solutions that prevent, detect and respond to threats from both outside and inside a company's network.

The Company also performs  comprehensive  services in the areas of cryptography,
security  policy  management,   penetration   testing,   training,   and  custom
engineering for commercial and government customers.

The Company currently has two operating divisions: the Commercial Division and the Advanced Research and Engineering ("AR&E") Division.

The Commercial Division

The Commercial Division derives revenues from the Company's Gauntlet family of firewall products, from its commercial consulting services and from its
RecoverKey exportable cryptography enabling products. Revenues from the Commercial Division accounted for approximately 75% of total Company revenues for the nine months ended September 26, 1997 versus 51% of total Company revenues for the nine months ended September 27, 1996. The Company expects that the Commercial Division will continue to account for an increased percentage of total revenues over the remainder of the current year and in future years.

Prior to 1996, the Company distributed its only revenue producing product, the Gauntlet Internet Firewall exclusively through resellers and a sales administration staff. The Company presently employs 115 persons to develop, promote, sell and deliver its network security products and services, including the Gauntlet family of firewall products. The Company's Gauntlet Internet Firewall is licensed as software or as software and hardware on one platform.

During 1996 the Company began to incur and has continued to incur substantial increases in its selling, general and administrative expenses as it builds its commercial marketing and sales efforts to support sales of the Gauntlet Internet Firewall product and of its other products introduced: the Gauntlet Intranet Firewall, the Gauntlet Net Extender[TM], the Gauntlet PC Extender[TM], the Gauntlet Internet Firewall for Solaris, the Gauntlet Internet Firewall for Windows NT, the Gauntlet ForceField[TM], and certain of its RecoverKey[TM] exportable cryptography enabling products for multiple platforms such as Windows, NT and Unix. In addition, the Company expects to continue to expand its research and development organization and efforts, particularly with regard to its RecoverKey exportable cryptography enabling products, including key recovery centers ("KRC's") and cryptographic service providers ("CSP") tool kits. The amount and timing of these additional expenditures are likely to result in fluctuations in operating margins. Any material reduction in gross or operating margins could materially adversely affect the Company's operating results.

The Company offers a full range of consulting in information security planning and product support. The Company's commercial consulting practice offers expert technology research services, consultation on security issues associated with products and services, corporate information security policy development, architectural and diagnostic security analysis services, firewall configuration and maintenance support, and training for corporate network and security administration personnel. These services are carried out by a staff of 28 persons with extensive information security experience in both commercial and government organizations.

The Advanced Research and Engineering Division

The Advanced Research and Engineering Division consists primarily of research, development and consulting in computer and related security systems. Revenues for the AR&E Division accounted for 25% of total Company revenues for the nine months ended September 26, 1997 versus 49% for the nine months ended September 27, 1996. The Division currently has major contracts that are funded through programs with three agencies of the U.S. government: the National Security Agency ("NSA"), Air Force Rome Laboratories ("RL") and Defense Advanced Research Projects Agency ("DARPA"), formerly the Advanced Research Projects Agency ("ARPA"). Revenues from the AR&E Division decreased 13% in the first nine months of 1997 versus the same period in 1996, primarily due to completion of a major contract with the NSA on March 31, 1997. The completed NSA contract had an aggregate initial award value of approximately $14.8 million. Total revenues from this contract were $.9 million and $3.6 million for the nine months ending September 26, 1997 and September 27, 1996, respectively.

In the third quarter of 1997, the Company was awarded ten new contracts with an aggregate award value of $12.9 million. The aggregate award value of the Company's sixteen major active government contracts is approximately $35 million as of September 26, 1997. Thirteen of these contracts are funded by DARPA and range in value from $.8 million to $8.2 million. Three of these contracts will expire during 1998, eight will expire in 1999 and two will expire in 2000. The Company expects to continue to obtain government contracts for its AR&E Division. Excluding the major NSA contract which ended on March 31, 1997, the Company anticipates revenues from such new contracts will attain the level realized in 1996.

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

Under its government contracts, the Company bears the risk that recoverable expenses billed by the Company are subject to review and audit by the Defense Contract Audit Agency (the "DCAA"). The DCAA has audited the Company's cost accounting system through 1995 without any significant disallowances. Pursuant to their terms, these contracts are also subject to termination at the convenience of the applicable governmental agency. If the contract is terminated, the Company would typically be reimbursed for its costs to the date of termination plus the cost of an orderly termination and would be paid a portion of the fee.

Results of Operations

The following table presents for the periods indicated certain unaudited Statements of Operations' data as a percentage of the Company's revenues:

                                              Three months     Three months     Nine months      Nine months
                                                  ended           ended            ended            ended
                                              September 27,   September 26,    September 27,    September 26,
Consolidated Statements of Operations             1996             1997            1996             1997
  as a Percentage of Revenues:                 (unaudited)     (unaudited)      (unaudited)      (unaudited)

Revenues:
  Government contracts                              39.2%           21.9%           48.6%             25.2%
  Commercial products                               53.9%           69.7%           45.3%             65.5%
  Commercial consulting services                     6.9%            8.4%            6.1%              9.3%
                                                  -------         -------         -------           -------
        Total Revenues                             100.0%          100.0%          100.0%            100.0%
                                                  -------         -------         -------           -------
        Total Costs of revenues                     43.2%           29.6%           50.5%             32.8%
                                                  -------         -------         -------           -------

Gross profit                                       56.8%            70.4%           49.5%             67.2%

Operating expenses:
  Selling, general and administrative              50.0%            55.4%           49.2%             67.1%
  Research and development                         16.0%            18.1%           12.9%             20.6%
                                                 -------          -------         -------           -------
        Total Operating expenses                   66.0%            73.5%           62.1%             87.7%
                                                 -------          -------         -------           -------

Loss from operations                               -9.2%            -3.1%          -12.6%            -20.5%

Interest and other income and expense              -2.2%             3.6%           -1.8%              4.5%
Non-recurring gain on sale of
 marketable securities                               --             15.2%             --               5.9%
                                                 -------          -------         -------           -------
Income (loss) before income taxes                 -11.4%            15.7%          -14.4%            -10.1%
Income tax provision (benefit)                    - 4.8%             6.0%          - 6.1%             -2.8%
                                                 -------          -------         -------           -------
Net income (loss)                                  -6.6%             9.7%           -8.3%             -7.3%
                                                 -------          -------         -------           -------

Selected Information as a
  Percentage of Related Revenues:

Cost of revenues:

  Government contracts                            68.7%            70.1%            71.0%            69.3%
  Commercial products                             23.5%            13.8%            27.7%            15.6%
  Commercial consulting services                  52.8%            55.1%            57.4%            55.2%

Gross profit:
  Government contracts                            31.3%            29.9%            29.0%            30.7%
  Commercial products                             76.5%            86.2%            72.3%            84.4%
  Commercial consulting services                  47.2%            44.9%            42.6%            44.8%



Three Months Ended September 26, 1997 Compared to Three Months Ended September 27, 1996

Net Income. The Company reported net income of $1,062,326, or $.09 per share, in the third quarter of 1997. Net income included the effect of a gain of approximately $1,032,000 on the sale of shares the Company acquired upon the formation of CyberCash, Inc. Excluding the one time gain, net income was approximately $30,000, or break-even on a per share basis, representing the Company's first profitable quarter since going public in October 1996. The profit compares to a loss of $486,451, or $.06 per share, in the third quarter of 1996.

Revenues. The Company's total revenues increased 50% to $10,988,683 in the three months ended September 26, 1997 ("the third quarter of 1997") from $7,344,905 in the three months ended September 27, 1996 ( "the third quarter of 1996" ), primarily due to strong performance by the Company's Commercial Division. Commercial product revenues increased 93% to $7,656,439 in the third quarter of 1997 from $3,958,832 in the third quarter of 1996 as a result of a 48% increase in sales to direct customers and a 251% increase in reseller revenues. Commercial consulting services revenues increased 84% to $930,116 in the third quarter of 1997 from $504,935 in the third quarter of 1996, primarily because of the Company's increased dedication of resources to its commercial consulting business and the completion of a substantial number of commercial consulting contracts in the third quarter of 1997. Government contract revenues decreased 17% to $2,402,128 in the third quarter of 1997 from $2,881,138 in the third quarter of 1996, primarily because 1996 results included $1.3 million in revenue from a major contract with the NSA, which was completed on March 31, 1997.

Gross Profit. Gross profit increased 85% to $7,733,607 in the third quarter of 1997 from $4,169,590 in the third quarter of 1996 primarily due to increased commercial product and commercial consulting service revenues. The gross profit on commercial products increased 118% to $6,598,810 in the third quarter of 1997 from $3,029,393 in the third quarter of 1996 reflecting the Company's higher sales as well as an increase in gross profit margins. As a percentage of related revenues, gross profit on commercial products increased to 86.2% in the third quarter of 1997 from 76.5% in the same period in 1996 primarily due to a higher percentage of 1997 third quarter revenues resulting from higher margin license products from reseller sources.

Gross profit from the Company's commercial consulting services increased 75% to $417,644 in the third quarter of 1997 from $238,151 in the third quarter of 1996 reflecting higher commercial consulting revenues. As a percentage of related revenues, gross profit on commercial consulting services decreased to 44.9% in the third quarter of 1997 from 47.2 % in the third quarter of 1996 because of slightly higher contract costs in the third quarter of 1997.

Gross profit from the Company's government contracts decreased 21% to $717,153 in the third quarter of 1997 from $902,046 in the third quarter of 1996, primarily due to lower revenues associated with completion of a major contract. As a percentage of related revenues, gross profit on government contracts decreased to 29.9% in the third quarter of 1997 from 31.3% in the third quarter of 1996 because of greater revenues received in 1996 from contracts with proportionately higher fees.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 66% to $6,090,669 in the third quarter of 1997 from $3,667,763 in the third quarter of 1996. Increased costs reflect the substantial increase in personnel and related operating costs associated with the increase in the Company's commercial products sales, as well as the Company's efforts towards developing the infrastructure to support future commercial product revenue growth and expansion of the Company's international operations.

Research and Development Expenses. The Company's research and development expenses, which do not include such expenses directly reimbursed under government contracts, increased 69% to $1,984,884 in the third quarter of 1997 from $1,177,944 in the third quarter of 1996. This increase reflects costs associated with development of the next generation of the Gauntlet Firewall, Gauntlet Firewall Version 4.0, the Gauntlet Internet for Firewalls on NT version 1.1, RecoverKey exportable cryptography enabling products and technology, and additional members of the Gauntlet family of firewall products.

Other Income and Expense. In the third quarter of 1997, the Company realized a gain of $1,670,377 on the sale of its 100,000 shares of CyberCash, Inc. common stock. Excluding the gain on CyberCash, Inc. stock, other income totaled $391,376 in the third quarter of 1997 and consists of interest income generated from the proceeds of the Company's initial public offering, offset by interest expense on the Company's long-term debt associated with its Glenwood, Maryland headquarters facilities. The Company's other expense totaled $163,818 in 1996 and consisted primarily of interest expense from borrowings under the Company's revolving and other credit lines prior to the Company's initial public offering.

Nine Months Ended September 26, 1997 Compared to Nine Months Ended September 27, 1996

Net Loss. In the nine months ended September 26, 1997, the Company reported a net loss of $2,068,844, or $.18 per share. Excluding the non-recurring gain on the sale of CyberCash, Inc., stock, the Company's loss was approximately
$3,100,000, or $.27 per share, compared to a loss of $1,406,668, or $.18 per share for the nine months ended September 27, 1996.

Revenues. The Company's total revenues increased 68% to $28,481,270 in the nine months ended September 26, 1997 from $16,962,600 in the nine months ended September 27, 1996 primarily due to strong performance by the Company's Commercial Division. Commercial product revenues increased 143% to $18,671,033 in the nine months ended September 26, 1997 from $7,690,874 in the nine months ended September 27, 1996 primarily because product revenues from direct customers nearly doubled and reseller revenues grew by approximately 350%. Commercial consulting revenues increased 154% to $2,641,821 in the nine months ended September 26, 1997 from $1,038,912 in the nine months ended September 27, 1996, primarily because of the Company's completion of a substantial number of commercial consulting contracts in the nine months ended September 27, 1997. Government contract revenues decreased 13% to $7,168,416 in the nine months ended September 26, 1997 from $8,232,814 in the same period last year primarily because of the Company's reallocation of government research personnel to its Commercial Division activities and completion of a major contract with the NSA on March 31, 1997.

Gross Profit. Gross profit increased 128% to $19,136,848 in the nine months ended September 26, 1997 from $8,395,375 in the nine months ended September 27, 1996 primarily due to increased commercial product sales. The gross profit on commercial products increased 183% to $15,750,088 in the nine months ended September 26, 1997 from $5,563,558 in the nine months ended September 27, 1996 because of the increase in shipments of Gauntlet firewall products. As a percentage of related revenues, gross profit on commercial products increased to 84.4% in the nine months ended September 26, 1997 from 72.3% in the nine months ended September 27, 1996 because of a higher percentage of sales in 1997 coming from higher margin reseller revenues.

Gross profit from the Company's commercial consulting services increased 167% to $1,182,864 in the nine months ended September 26, 1997 from $442,478 in the nine months ended September 27, 1996. As a percentage of related revenues, gross profit on commercial consulting services increased to 44.8% in the nine months ended September 26, 1997 from 42.6% in the nine months ended September 27, 1996 because of increased revenues from higher margin consulting business in the nine months ended September 26, 1997.

Gross profit from the Company's government contracts decreased 8% to $2,203,896 in the nine months ended September 26, 1997 from $2,389,339 in the nine months ended September 27, 1996. As a percentage of related revenues, gross profit on government contracts increased to 30.7% in the nine months ended September 26, 1997 from 29.0% in the nine months ended September 27, 1996 because of greater revenues received in 1997 from contracts with proportionately higher fees.

Selling General and Administrative Expenses. Selling, general and administrative expenses increased 129% to $19,115,685 in the nine months ended September 26, 1997 from $8,345,411 in the nine months ended September 27, 1996 primarily due to the substantial increase in personnel and related operating costs associated with the increase in the Company's commercial products sales, as well as the Company's efforts towards developing the infrastructure to support future commercial product revenue growth.

Research and Development Expenses. The Company's research and development expenses, which do not include such expenses directly reimbursed under government contracts, increased 169% to $5,873,295 in the nine months ended September 26, 1997 from $2,184,696 in the nine months ended September 27, 1996, due primarily to the Company's efforts in developing the new members of the Gauntlet family of firewall products announced in April 1996, the development of its Microsoft Windows NT, Sun Microsystems' Solaris firewall product versions, and its RecoverKey exportable cryptography enabling products, and the Company's reallocation of government contract research personnel to its commercial activities.

Other Income and Expense. Results for the nine months ended September 26, 1997 include a $1,670,377 gain on the sale of CyberCash, Inc. common stock which had been purchased in connection with the formation of CyberCash, Inc. Excluding the gain on the sale of CyberCash Inc. stock, other income totaled $1,290,668 in the nine months ended September 26, 1997 and consisted primarily of interest income on cash generated in the Company's initial public offering. Other expense totaled $313,013 in the nine months ended September 27, 1996 and consisted primarily of interest expense from borrowings under the Company's revolving and other credit lines prior to the Company's initial public offering.

Liquidity and Capital Resources

Since its inception, the Company has financed its operations and the purchase of property and equipment through the issuance of common stock, borrowings under short-term lines of credit, secured notes payable and stockholder loans, and the generation of cash from operations. Cash and cash equivalents were $864,185 at September 26, 1997 and $1,838,787 at December 27, 1996 and marketable securities were $32,997,374 at September 26, 1997 and $39,127,069 at December 27, 1996. The
Company used cash in operating activities of $4,754,297 and $581,182 in the nine months ended September 26, 1997 and September 27, 1996, respectively. The increase in cash used in operating activities in 1997 is primarily due to the use of funds for selling, general and administrative expenses associated with the Company's expansion of commercial activities and the introduction of new products. The Company financed these operating activities primarily through the redemption of marketable securities. In the nine months ended September 27, 1996, operating activities were financed primarily by proceeds from short-term borrowings and notes payable.

Capital expenditures totaled $1,638,490 and $3,044,979 in the nine months ended September 26, 1997 and September 27, 1996, respectively. Higher expenditures in 1996 were due to construction costs associated with expansion of the Company's Glenwood, Maryland headquarters facility.

At December 29, 1995, the Company had various short-term line of credit arrangements with Mercantile-Safe Deposit and Trust Company ("Mercantile Bank") aggregating $2,000,000. During 1996, the Company arranged for additional credit agreements and modified existing credit agreements with Mercantile Bank to provide for additional borrowings to fund the Company prior to its initial public offering. Subsequent to September 27, 1996, in conjunction with the Company's initial public offering, the Company paid off and terminated these line of credit arrangements.

As of September 26, 1997, the Company had no material commitments for capital expenditures.

In 1995 the Company negotiated a construction loan in the amount of $1.8 million to provide for the expansion of its facilities at its Glenwood, Maryland location. At the end of May 1996, the Company had completed its expansion and substantially drawn down the total amount of its construction loan. The construction loan was converted into mortgage notes payable to Mercantile Bank with a fixed interest rate in December, 1996. In conjunction with these mortgage notes, the Company is required to meet a minimum liquidity level of $5 million and a minimum tangible net worth of $20 million.

The Company intends from time to time to evaluate potential acquisitions of businesses, products and technologies that could complement or expand the Company's business. On October 16, 1997, the Company completed a merger with Haystack Laboratories, Inc. ("Haystack"). In connection with the merger, the Company issued approximately 2.1 million shares of its common stock to Haystack shareholders. Pending completion of an effective registration statement with the SEC, the shares issued in connection with the transaction will be restricted shares.

The Company has not engaged in any hedging activities to date.

While the Company may require additional financing to fund development of new products and expansion of its domestic and international operations, it believes that the net proceeds from its initial public offering, together with existing cash and cash equivalents, cash generated from operations and cash available through its credit and note payable arrangements, will be sufficient to finance its product development and operating needs at least through December 31, 1998.

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

10.19*            Standard Lease dated April 12, 1989, by and between the
                  Company and R&B Property Holding Company.
10.20*            Amendment to Lease effective  November 1, 1992, by and between the Company and R&B  Property  Holding  Company  (relating  to exhibit 10.19).
10.21*            Lease  Agreement  dated as of October 3, 1995,  by and between
                  Trusted  Information  Systems (UK) Limited and Theale  Estates
                  Limited.
10.22*            Deed dated July 17, 1996, by and between the Company and
                  Glenwood Associates Limited Partnership.
10.22.1*          Promissory Note issued by the Company on July 17, 1996, to
                  Glenwood Associates Limited Partnership.
10.22.2*          Deed of Trust and Security Agreement dated December 1, 1993, by and between Glenwood Associates Limited Partnership and
                  Mercantile-Safe Deposit and Trust Company.
10.22.3*          Promissory Note issued by Glenwood Associates Limited
                  Partnership on December 1, 1993 to Mercantile-Safe Deposit
                  and Trust Company.
10.23*            Deed and Confirmatory Deed dated July 26, 1995, by and between the Company and Stephen T. Walker.
10.24*            Agreement and Plan of Merger dated May 30, 1996.
10.25**           Agreement and Plan of Merger among Trusted Information
                  Systems, Inc., Trusted Acquisitions, Inc. and Haystack
                  Laboratories, Inc., dated as of October 3, 1997.
11.1***           Statement of computation of earnings (loss) per share.
27***             Financial Data Schedule.

-------------------

* Previously filed as an exhibit to the Company's Registration Statement Number 333-5419 on Form S-1 and incorporated herein by reference.

** Previously filed as Exhibit 2 to the Company's Current Report on Form 8-K, submitted October 24, 1997 and incorporated herein by reference.

***      Filed herewith.

(b) On October 24, 1997, the Company filed a report on Form 8-K regarding its merger with Haystack Laboratories, Inc. on October 16, 1997.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TRUSTED INFORMATION SYSTEMS, INC.

Date:  November 10, 1997            By:     Stephen T. Walker
                                         ----------------------
                                            Stephen T. Walker,
                                            President and CEO


Date:  November 10, 1997                    Ronald W. Kaiser
                                         ------------------------
                                            Ronald W. Kaiser,
                                            Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.       Description

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

10.19*            Standard Lease dated April 12, 1989, by and between the
                  Company and R&B Property Holding Company.
10.20*            Amendment to Lease effective  November 1, 1992, by and between the Company and R&B  Property  Holding  Company  (relating  to exhibit 10.19).
10.21*            Lease  Agreement  dated as of October 3, 1995,  by and between
                  Trusted  Information  Systems (UK) Limited and Theale  Estates
                  Limited.
10.22*            Deed dated July 17, 1996, by and between the Company and
                  Glenwood Associates Limited Partnership.
10.22.1*          Promissory Note issued by the Company on July 17, 1996, to
                  Glenwood Associates Limited Partnership.
10.22.2*          Deed of Trust and Security Agreement dated December 1, 1993, by and between Glenwood Associates Limited Partnership and
                  Mercantile-Safe Deposit and Trust Company.
10.22.3*          Promissory Note issued by Glenwood Associates Limited
                  Partnership on December 1, 1993 to Mercantile-Safe Deposit
                  and Trust Company.
10.23*            Deed and Confirmatory Deed dated July 26, 1995, by and between the Company and Stephen T. Walker.
10.24*            Agreement and Plan of Merger dated May 30, 1996.
10.25**           Agreement and Plan of Merger among Trusted Information
                  Systems, Inc., Trusted Acquisitions, Inc. and Haystack
                  Laboratories, Inc., dated as of October 3, 1997.
11.1***           Statement of computation of earnings (loss) per share.
27***             Financial Data Schedule.

-------------------

* Previously filed as an exhibit to the Company's Registration Statement Number 333-5419 on Form S-1 and incorporated herein by reference.

** Previously filed as Exhibit 2 to the Company's Current Report on Form 8-K, submitted October 24, 1997 and incorporated herein by reference.

***      Filed herewith.

Exhibit 11.1


                        Trusted Information Systems, Inc.

              Statement of Computation of Earnings (Loss) Per Share

                                For the Three Months Ended          For the Nine Months Ended
                             September 27,     September 26,      September 27,     September 26,
                                  1996             1997               1996               1997
                            ------------------------------------------------------------------------
Common Stock Outstanding       7,540,849        11,634,583          7,343,885         11,569,109

Dilutive effects of Stock
Options                               --           674,982                 --                 --

Issuance of Cheap Stock               --                --            571,676                 --
                              ----------        ----------         ----------         ----------

Weighted average shares
    outstanding                7,540,849        12,309,565          7,915,561         11,569,109
                              ==========        ==========         ==========         ==========