Form 10-K
period 1997-12-26
TRUSTED INFORMATION SYSTEMS INC
filed 1998-03-20
CIK 1013355

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(MARK ONE)
        X          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       ---         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 26, 1997

                                     OR

       --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM            TO
                                                  ----------    -----------

                        COMMISSION FILE NUMBER:  0-21067

                       TRUSTED INFORMATION SYSTEMS, INC.
             (Exact Name of Registrant as specified in its charter)

               DELAWARE                                        52-1281786
    (State or other jurisdiction of                           (IRS employer
    incorporation or organization)                         identification No.)


         3060 WASHINGTON ROAD                                     21738
          GLENWOOD, MARYLAND                                   (Zip Code)
(Address of principal executive office)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (301) 854-6889

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                       Name of Each Exchange
      Title of Each Class:                              on which Registered:
      -------------------                               -------------------
    COMMON STOCK, PAR VALUE                            NASDAQ NATIONAL MARKET
        $0.01 PER SHARE

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

                                      NONE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---       ---

         Documents incorporated by reference: Specified portions of the Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 1998 Annual Meeting are incorporated herein by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended December 26, 1997.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [X].

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 12, 1998 was approximately $208,942,206.

         The number of shares outstanding of the Registrant's Common Stock, as of March 12, 1998 was 13,882,789 shares of Common Stock.

                       TRUSTED INFORMATION SYSTEMS, INC.
                                   FORM 10-K

                               TABLE OF CONTENTS


                                                                PART I

Item 1.        Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

                 Overview
                 Industry Background
                 TIS Strategy
                 TIS Solution
                 Advanced Research and Engineering
                 Sales and Marketing
                 Customer Service and Support
                 Research and Development
                 Competition
                 Proprietary Information and Intellectual Property
                 Employees
                 Regulatory Matters

Item 2.        Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

Item 3.        Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

Item 4.        Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . .  16


                                                               PART II

Item 5.        Market for the Company's Common Equity and Related Stockholder Matters . . . . . . . . . . . . . . .  17

Item 6.        Selected Consolidated Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

Item 7.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

Item 7A.       Quantitative and Qualitative Disclosure About Market Risks . . . . . . . . . . . . . . . . . . . . .  28

Item 8.        Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29


                                                               PART III

Item 10.       Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . . . . . .  30

Item 11.       Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  30

Item 12.       Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . . . . . . .  30

Item 13.       Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . . .  30


                                                               PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . . . . . . . . . . . . . . . .  31

Exhibit Index   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  31

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  54

FORWARD-LOOKING STATEMENTS

         IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS." READERS SHOULD CAREFULLY REVIEW THE RISKS DESCRIBED IN OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE QUARTERLY REPORTS ON FORM 10-Q FILED BY THE COMPANY IN 1997. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS ANNUAL REPORT ON FORM 10-K. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THE FORWARD-LOOKING STATEMENTS OR REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS DOCUMENT.

                                     PART I

ITEM 1.     BUSINESS.

OVERVIEW

         Trusted Information Systems, Inc. ("TIS", or the "Company") provides comprehensive security solutions for protection of computer networks, including global Internet-based systems, internal networks and individual workstations and laptops and is a leading provider of firewall and intrusion detection products. TIS, which was founded in 1983 to engage in computer security consulting, draws upon the expertise of a senior management team with an average of more than 20 years of experience in computer security and networking issues in industry and government. The Company emphasizes the robustness of its security solutions, its long experience with computer security and cryptography issues and its ability to provide comprehensive solutions to customers. The Company also emphasizes its strong reputation with corporate and government computer security professionals in the United States and abroad as a pioneer in the field of computer network security. The Company's customers include the following or subsidiaries thereof: Chrysler Corporation, E.I. duPont de Nemours and Company (DuPont), Microsoft Corporation, NationsBank Corporation, Royal Dutch Shell Company (Shell International B.V.), Sears Corporation, and Swiss Bank Corporation.

         The Company develops, markets, licenses and supports the Gauntlet(R) family of firewall products. These products allow customers to create "trusted" networks that are protected from access, theft and damage by unauthorized users from "untrusted" networks such as the Internet and also enable the creation of virtual private networks ("VPNs") through the encrypted transmission of information across untrusted networks. The Company's Gauntlet Internet Firewall, introduced in 1994, was derived from the TIS Internet Firewall Toolkit which has been available on the Internet since 1993 and has been downloaded more than 75,000 times to more than 50,000 users worldwide. In January 1996, the Company initiated a telemarketing program to upgrade TIS Internet Firewall Toolkit users to the Gauntlet family of firewall products. Through December 1997, more than 7,500 Gauntlet Internet Firewalls have been licensed to customers. To build, maintain and enhance customer relationships, TIS also offers a full range of consulting in information security policies and planning to its customers. The Company further provides research and development and consulting to government agencies, including the National Security Agency ("NSA") and Defense Advanced Research Projects Agency ("DARPA"), in areas such as next generation firewalls, distributed trusted operating systems, Internet domain name services, international cryptography and advanced cryptographic key handling and recovery techniques.

         In October 1997, TIS acquired Haystack Laboratories, Inc. ("Haystack"). Haystack, maker of Stalker(R) intrusion detection products, was complementary to TIS because the multi-dimensional network and server security market is an emerging market in which the Stalker family of products provide high end intrusion detection products that are complimentary to TIS products, and because Haystack has a similar focus on industry leaders as customers and partners. In addition, the Stalker based technology provides a solid base for future products which can be easily integrated with TIS' Gauntlet firewall family.

         Prior to founding TIS in 1983, Stephen T. Walker, Chairman and Chief Executive Officer, spent over 20 years working on computer security issues for the U.S. government at the NSA and the Advanced Research Projects Agency ("ARPA"), the predecessor agency of DARPA.

Recent Development- Proposed Merger

         In February 1998, Network Associates, Inc. (Nasdaq:NETA) and TIS announced a definitive agreement under which Network Associates will acquire the Company in a stock-for-stock pooling of interest merger. With this transaction, Network Associates will become one of the largest security software companies in the industry, delivering a comprehensive suite of security products encompassing enterprise encryption, authentication, intrusion detection, anti-virus, and firewall protection.

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

         The Company believes that full commercial utilization of the Internet has been hampered by a lack of security and the vulnerability of the Internet and private networks directly connected to the Internet. The very openness of the Internet means that transmitted information and data stored in connected hosts are exposed to other users who are able, in the absence of effective security measures, to gain access to, manipulate and divert the data. This fundamental weakness mandates that organizations and individuals weigh security concerns against the perceived commercial opportunities presented by millions of Internet users.

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

         The increasing number of authorized users having direct access to expanding networks and the data contained on such networks have increased the need to provide protection for sensitive data on such networks from unauthorized users with general access to a system. Network administrators face the challenge of creating accessible, shared LANs and Intranets while protecting the integrity and confidentiality of the information being shared.

  Network Security

         As a result of the increased use of the Internet and Intranets, unauthorized access to organization networks and corporate data is an increasingly costly business problem. Sensitive data that require protection from unauthorized use include financial results, medical records, personnel files, research and development projects, marketing plans and other business information. Unauthorized access to this information may go undetected by the computer user customer lists or network administrator, especially if the information is read but not altered by the unauthorized party. Organizations are vulnerable not only to unauthorized access to information resources by outsiders, but also to abuse by employees within their own organizations, requiring information security measures which prevent, detect, and monitor harmful information security anomalies.

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

Firewalls

         Without any firewall protection, a computer on an untrusted network can easily exploit any weaknesses in the software on a computer on a trusted network. Firewalls have developed as key elements in implementing different security policies at the different levels within networks. The growth in Internet users and Intranets, as well as the growing concerns about network security, are fueling increasing demand for firewalls. A report released in June 1997 by International Data Corporation projects that firewall product licenses will grow from 36,610 units in 1996 to 1,121,900 units in 2001.

         Firewalls prevent harmful information security anomalies by providing strong points of defense and controlled, audited access to services at all levels of communications -- both from within and without an organization's private network. A firewall is a computer or software system that is interposed between two networks, generally an organization's internal or private computer network and a more public or untrusted network. The private, or trusted, network can be as large as the internal network of a Fortune 500 company, or as small as a network serving a single department at a single site. The public or untrusted network can be as specific as the enterprise's network or as general and open as the Internet. One "firewalled" private network can exist inside another. A firewall can restrict the access to a trusted network by user, by application and by location. A firewall can also require users to provide authentication based on cryptography that is much less vulnerable than the simple passwords which have been historically used in computer systems. Thus, any organization linking a trusted network to an untrusted network, either internal or external, will generally and increasingly require a firewall to enforce network security and protect the trusted network.

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

         Since filtering gateways operate by routing traffic, they provide direct connectivity between untrusted and trusted networks. This direct connection places a large burden for the network's security policy on internal systems because they are directly exposed for all services the firewall lets through. A typical example is electronic mail: if the filtering gateway is configured to permit inbound e-mail, the security of the e-mail server becomes critical--if it is running an insecure mail service such as the UNIX "sendmail" program, history has shown that the system will be vulnerable to penetration, and could then be used as a starting place to attack the rest of the computers on the network intended to be protected by the firewall.

         Application Gateway Firewalls. Application gateways, also known as proxy gateways, control network connections rather than individual packets. At the point where a connection is requested, the proxy for the given protocol will check the firewall's security policy and decide whether the connection is permitted. If it is, the proxy will then mediate all future traffic for that connection and verify that it conforms to the given protocol and security policy. Application gateways permit or deny connections which mediate traffic based on security policy considerations such as user name, addresses, protocols, and protocol-specific functions (e.g., download data but not upload, e-mail scanning, Java filtering).

         Virtual Private Networks (VPNs). Once firewalls are in place at multiple sites on a WAN, the ability to establish encrypted communications links over WANs becomes practical. These VPNs provide the most complete protection among networks, whether among a corporation's internal information systems at different locations or among those locations and widely dispersed customers and suppliers. VPNs permit the safe commercial use of the Internet, thereby providing significant cost savings by reducing reliance on more costly dedicated telecommunications alternatives. A report prepared by an industry consultant indicates that for the set of applications covered, such cost savings could provide a full payback of the VPN investment within the first year of it operation.

         Export controls imposed by most governments are a significant impediment to the establishment of Global VPNs ("GVPNs"). Recent initiatives and interim regulations by the U.S. and other governments to allow export of cryptography when combined with some form of key recovery system offer an excellent opportunity to realize the full potential of GVPNs on an international basis. The Company believes that as appropriate government policies are put in place, the combination of application gateway firewalls and key recovery enabled encryption (such as the Company's RecoverKey(TM)/Key Recovery Technology(TM) [KRT]) will serve to radically alter the landscape of today's private networks, providing reliable, protected communications through public networks such as the Internet. See "-- Commercial Products and Services -- Cryptographic Products/RecoverKey/Key Recovery Technology System."

Intrusion detection

         Intrusion detection network security products complement the firewall's preventative features by providing strong measures of detection and monitoring inside a firewall's protected environment. Traditional access control tools protect networks and network hosts by allowing access to the network through only one point of entry, such as a firewall. However, since the majority of security breaches occur within an enterprise's firewall protected environment, and because firewalls don't monitor information within their protected network, discovering when and how breaches occur is virtually impossible.

         Identification and authorization tools such as password checkers and Kerberos and token-based authentication systems prevent unauthorized internal access by making the login process more user-specific. Encryption technology using public and private keys presumes initial connection capabilities, and is impractical for most open system applications. These tools require extensive system planning and administration, and each must be set up individually to determine authorized access levels for individual users and devices. All of the tools place added time and memory burdens on both users and systems. Finally, these devices are insufficient for investigating and intercepting system misuse.

         Detection is the "smart part" of active security tools. Intrusion detection products use an ongoing stream of data about computer and network activities to identify computer misuse and report users' activities in real-time. These detection tools look for and identify patterns of events that are known to reflect misuse of the system, establishing 100% user accountability. Active detection also monitors all processes on the system, and can detect whether server processes such as the Web server, are still operating. Automatic, real-time response to external and internal intrusions truly distinguishes active security from more passive security strategies. Active security tools allow the operator to specify a customized security policy through an HTML interviewer, establishing who can access the network, how they can access the system and when they can access it. In addition, active responses ranging from notification of misuse (via pager, email or SNMP), to forced logoff, to termination of offenders' processes may be selected. Only active response coupled with real-time detection can provide ongoing and complete protection required for today's open systems and active security tools provide increased network integrity and availability as networks scale up in size.

TIS INFORMATION SECURITY SOLUTIONS

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

         The TIS Trusted System Design Principles, derived from decades of computer security experience, include:

         -       Simplicity in mechanisms and services provided.

         -       Simplicity in software design, development and implementation.

         - A "Crystal Box" approach, in which source code is made available to allow for assurance reviews by the Company's customers, resellers and other experts.

         - Logging every event that can be logged; the customer can then customize a complete and appropriate security audit trail.

         - Supporting all forms of user authentication methods and mechanisms.

         - Enforcing an organization's security policy, instead of imposing one of its own.

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

----------------------------------------------------------------------------------------------------
 ENVIRONMENT       PRODUCT NAME        DESCRIPTION                                      DATE OF
                                                                                        INTRODUCTION
----------------------------------------------------------------------------------------------------
 Internet          Internet Firewall   A research-based collection of modules,          Q4 1993
                        Toolkit        available free on the Internet for use but not
                                       for resale, from which one can build a firewall
                                       and which has served as the foundation for the
                                       initial version of the Company's Gauntlet
                                       family of firewall products.

 Intranets              Stalker        Intrusion and misuse detection for the network   Q4 1993
                                       behind the firewall

 Internet            WebStalker(TM)    Intrusion and real time monitoring for the web   Q4 1993
                                       server

 Internet          Gauntlet Internet   Application gateway firewall that protects       Q2 1994
                        Firewall       internal networks from external intrusion.

 Intranets         Gauntlet Intranet   Distributed firewall technology that protects    Q2 1996
                        Firewall       departmental Intranets from unauthorized access
                                       by internal users.

 Remote Sites         Gauntlet Net     Distributed firewall technology that provides    Q2 1996
                        Extender       secure communications over the Internet and
                                       WANs to and from remote networks through the
                                       use of encryption.

 Mobile PC Users      Gauntlet PC      Provides secure communications over the          Q2 1996
                        Extender       Internet and other public networks to and from
                                       mobile PC users.

 Internet          Gauntlet Internet   Application gateway firewall that protects       Q4 1996
                      Firewall for     internal networks which run on Sun Microsystems
                        Solaris        Solaris from external intrusion.

 Internet          Gauntlet Internet   Application gateway firewall that protects       Q4 1996
                      Firewall for     internal NT networks from external intrusion.
                       Windows NT

         Internet Firewall Toolkit. The Company introduced its Internet Firewall Toolkit on the Internet in 1993, free for use but not for resale. The TIS Internet Firewall Toolkit, which has been downloaded more than 75,000 times to more than 50,000 discrete locations worldwide, is a collection of computer programs from which a skilled programmer can build an application gateway firewall to secure communications over public networks such as the Internet.
To build a firewall from the TIS Internet Firewall Toolkit, the toolkit programs must be compiled on the programmer's hardware and operating systems and the user must configure the operating system on which the firewall is housed to be a suitably secure base for the firewall software. A firewall compiled from the TIS Internet Firewall Toolkit provides basic protection for common Internet applications including e-mail and the World Wide Web browsers and supports user authentication. Compared to the Gauntlet family of firewall products, such a firewall will provide limited management features and lacks firewall-to-firewall encryption that allows the construction of a VPN. Additionally, a firewall built from the TIS Internet Firewall Toolkit generally must be maintained and enhanced by the programmer who constructed it. The Company has initiated a program to upgrade TIS Internet Firewall Toolkit users to the Gauntlet family of firewall products.

         Gauntlet Internet Firewall. The Gauntlet Internet Firewall is an application gateway firewall which is the corner-stone of the Company's comprehensive security solution. The Gauntlet Internet Firewall functions as a barrier between the user's trusted network and untrusted networks such as the Internet and was initially based on the TIS Internet Firewall Toolkit. The Gauntlet Internet Firewall enables secure communications over public networks such as the Internet, including firewall-to-firewall encryption that allows a firewall owner to construct a VPN. In addition to standard encryption and VPN capabilities, authentication and proxy services, the Gauntlet Internet Firewall includes a secure GUI for management and includes audit and alert capabilities and tools. The Company introduced the GUI for the Gauntlet Internet Firewall in January 1996 and continues to develop additional enhancements for ease of use and administration. The Gauntlet Internet Firewall software operates on a number of popular versions of the UNIX operating system. The Company has developed and packages as part of the Gauntlet Internet Firewall selective modifications to the operating systems to increase the Gauntlet Internet Firewall's usability and to harden the operating systems to make them more resistant to attack. Because of these modifications, the Gauntlet Internet Firewall is "transparent" and supports network services without requiring action by individual end users or modifications to their client software. Also because of these modifications, the Gauntlet Internet Firewall prevents "spoofing" attacks in which a computer on the untrusted network pretends to be on the trusted network. and it detects attempts from either network to probe for unprotected services or points of access. To date, more than 7,500 Gauntlet Internet Firewall products have been installed.

         Gauntlet Intranet Firewall. The Gauntlet Intranet Firewall was designed for improving the internal security of a LAN or Intranet. The Gauntlet Intranet Firewall provides protection against unauthorized access to network resources by internal users, and protects communications among individual PCs within and across workgroups. The Gauntlet Intranet Firewall also currently supports Sun, Hewlett-Packard and BSDI operating systems. The Company introduced its Gauntlet Intranet Firewall product supporting Sun Microsystems' Solaris in the fourth quarter of 1996 and has released updates throughout 1997.

         Gauntlet Net Extender. Extending the capabilities of the Gauntlet firewall, the Gauntlet Net Extender is a remote Gauntlet Internet Firewall that network administrators can manage from another Gauntlet Internet Firewall. The Gauntlet Net Extender is marketed to customers which are enterprises with multiple divisions and remote locations. Using encryption, the Gauntlet Net Extender works in conjunction with a Gauntlet Internet Firewall to provide remote site network security and remote management and control from a centralized location. The Gauntlet Net Extender also currently supports Sun, Hewlett-Packard and BSDI operating systems. The Company's Gauntlet Net Extender product supporting Sun Microsystem Solaris was made available in the fourth quarter of 1996, and has released updates throughout 1997.

         Gauntlet PC Extender. The Gauntlet PC Extender provides multiple levels of security for remote users utilizing a PC running on Microsoft Windows
3.1 or Microsoft Windows for Workgroups 3.11 to connect to an internal network or communicate within an Intranet. The encryption provided by the Gauntlet PC Extender protects passwords, provides user authentication to prevent unauthorized access to internal network resources and provides data encryption to protect the confidentiality and integrity of information transmitted over the Internet or other public or privacy networks. Gauntlet PC Extender product for PCs supporting Microsoft Windows 95 was made available in the first quarter of 1997, and has released updates throughout 1997.

         Gauntlet Internet Firewall for Solaris. The Gauntlet Internet Firewall for Sun's Solaris Operating System is a reimplementation of the Gauntlet Internet Firewall for Solaris, including kernel level changes to support the full range of Gauntlet Internet Firewall features and security.
The Company introduced its Gauntlet Internet Firewall for Solaris in the fourth quarter of 1996, and has released updates throughout 1997.

         Gauntlet Internet Firewall for Windows NT. The Gauntlet Internet Firewall for Microsoft Windows NT is a complete reimplementation of a Gauntlet Firewall whose internal structure and user interface are adapted to the unique functional and performance attributes of the Windows NT operating system environment. The Company introduced Gauntlet Internet Firewall for Windows NT in the fourth quarter of 1996, and has released updates throughout 1997.

         Stalker and Webstalker(TM): The Stalker and Webstalker intrusion detection products were made available in the fourth quarter of 1997, after the Haystack acquisition.

         The specific uses and applications of the Company's network security products vary significantly among market sectors and business organizations. Examples of actual uses by customers of the Company's products include:

             - A U.S. company that is a provider of software solutions for electronic commerce has installed multiple Gauntlet Internet Firewalls at the organization's sites in the United States and abroad to create a GVPN utilizing encryption. This enables personnel at the various domestic and overseas sites to share proprietary software product development and business information securely over the Internet.

             - A multi-national banking institution has installed multiple Gauntlet Internet Firewalls on corporate Intranets to enforce the bank's security policies that require isolation of different organizations within the bank located throughout the world. Each Gauntlet Internet Firewall is configured to allow only selected applications to pass financial and other important information onto the appropriate internal system. The Company's "Crystal Box" approach and the ability to log all Internet Firewall activities are essential to enforcement of bank security policy.

             - A software industry leader uses a number of Gauntlet Internet Firewalls in a parallel configuration which enables responsive Internet access for internal and external users of its major World Wide Web site. The Gauntlet Internet Firewalls enforce the company's security policies and procedures and protect the company's internal systems and networks, which process over 100,000 e-mail messages a day.

         The Gauntlet Internet Firewall is offered by the Company at a U.S. list price of approximately $5,000, $11,500 and $17,500 depending on the number of users. WebStalker is priced at $4,995. The Stalker manager is $9,995 and the Stalker agents are $395-$795 each. Volume discounts are generally available. The Company provides initial on-site installation, testing and training and offers a variety of continuing maintenance and support options to customers of the Gauntlet family of firewall products.

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

         Cryptographic Products/RecoverKey/Key Recovery Technology (KRT) System. In 1997, several of the Company's cryptographic products were introduced into the marketplace. Enhancements and new versions are currently under development. The Company is continuing its efforts to license the RecoverKey/KRT toolkit, Key Recovery Centers(TM) ("KRCs"), and CryptAll(TM). The Company has signed licenses for its RecoverKey/KRT products and technology with several companies, including IBM, Atalla, Sterling Commerce, and Silicon Graphics, Inc.

         RecoverKey/KRT Toolkit. The RecoverKey/KRT Toolkit consists of software and a license to the Company's RecoverKey/KRT technology to enable companies to incorporate key recovery technology into their products either to enable their cryptographic functions to satisfy U.S. (and possibly other) government requirements for general export to foreign markets (RecoverKey-International(TM), formerly known as Commercial Key Escrow or CKE). This also enables companies to provide emergency access to encrypted data in case an encryption key is lost or unavailable for any reason (RecoverKey, formerly known as Commercial Key Recovery or CKR). Using the RecoverKey/KRT Toolkit, the vendor can enable its product to encrypt any user secret (e.g., a key used to encrypt a file) using the public key of a KRC and storing it in a Key Recovery Field ("KRF"). This KRF permits future access to that secret for any reason through the designated KRC.

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

         CryptAll. CryptAll is a client software product containing a Microsoft Cryptographic Application Programming Interface (CAPI) compliant Cryptographic Service Provider (CSP) combined with various messaging functionality to permit secure communication with a KRC for registration and key recovery purposes. It is available in both a domestic version, and an exportable version that has been approved for export by the U.S. government. Both versions are based on RSA's BSAFE version 3.0 toolkit technology. The exportable version uses the Data Encryption Standard ("DES") algorithm (56 bit) without key recovery and Triple-DES and 128 bit RC2/RC4 in conjunction with RecoverKey-International(TM). The domestic version contains the same suite of algorithms, using Triple-DES as its standard mode of operation, but can also interoperate with the exportable version. Both versions use the Company's RecoverKey/KRT technology and have optional, user selected, key recovery features.

         The Company has been a leader in developing a key recovery solution to enable the interests of national security and law enforcement agencies to be addressed while permitting the export of products with strong cryptography. The U.S. government, both in the context of executive branch regulations and decision-making, as well as pending legislation in the U.S. Congress, is actively considering a variety of options regarding cryptography export policy. The Clinton administration's current policy on exportable strong cryptography links the relaxation of export controls to systems that include the use of key recovery. However, certain parties, including companies in the computer industry and members of the U.S. Congress, call for removing export controls on products containing encryption technology. Those options could have an adverse impact on the development of a market for current RecoverKey-International products, and those the Company plans to introduce in the future.

         In January 1996, the U.S. government granted the Company an export license for a particular transaction involving the Gauntlet Internet Firewall using the DES algorithm. This was the first export license granted because the encryption was combined with a key recovery system. In June 1996, the U.S. government granted the Company several export licenses to sell the Gauntlet Internet Firewall in order to provide GVPN services. In February 1997, the U.S. government granted the Company an export license exception for the general purpose export of the RecoverKey-International enabled Gauntlet Internet Firewall and in July 1997, the Company received an export license exception for a version of the CSP (included in the current version of CryptAll) incorporating multiple modes of operation including Triple-DES and 128 bit RC2/RC4. In September 1997, the Company received U.S. government approval to export its RecoverKey Toolkit without an export license, and in January 1998 the Company received U.S. government approval to ship certain Key Recovery Center products under a licensing arrangement that allows the Company to export these products worldwide, without prior Commerce Department approval, to end users in all free world nations.

         On October 2, 1996, the Company, along with ten other companies including IBM, announced the formation of an alliance to develop an exportable, worldwide approach to strong encryption, using key recovery. This alliance now includes approximately 70 corporations that meet periodically to help establish worldwide standards for key recovery, which will promote worldwide interoperability while enabling secure international electronic commerce.

         On January 24, 1997, the Company and International Business Machines Corporation ("IBM") entered into a patent and software license agreement. Pursuant to the terms and conditions of the agreement, IBM has been granted the right to use, sell, sublicense and distribute the Company's RecoverKey technology and IBM is permitted to bundle the Company's technology in IBM products for resale. IBM received a license to make, use, sublicense and sell the Company's Toolkits. IBM also received a license to make and sell key recovery centers that incorporate the Company's proprietary technologies and to operate and sublicense the Company's Key Recovery Centers. Generally, the licenses granted under the agreement terminate upon the expiration of the underlying patents. Under the terms of the license agreement, the Company will receive fees and royalty revenue from IBM based upon IBM's sale of products that incorporate the Company's technology. At IBM's election, the Company will perform certain ancillary services and provide maintenance and support, for which the Company also receives revenue.

Commercial Consulting

         TIS offers a full range of consulting in information security policies and planning. TIS' Commercial Consulting Practice grew out of the Company's original consulting practice founded by Stephen T. Walker. It is currently led by members of senior management and carried out by TIS' staff of experts who average more than 15 years of information security experience in both commercial and government communities. TIS offers the following commercial consulting services: technology research services; consultation on security issues associated with products and services; corporate information security policy development; architectural and diagnostic security analysis and firewall configuration; and training for corporate network and security administration personnel. TIS' consulting customer base includes a wide range of institutions from financial, industrial, regulatory, entertainment, research, information systems and telecommunications organizations.

         Management believes that the Commercial Consulting Practice has and will continue to play a key role in generating follow-on sales of the Company's security products. Corporations with the most complete information security needs, such as those in industries targeted by the Company, often look to outside consultants to assist them in designing, maintaining and improving network security systems and policies. The Company believes that its reputation in the field of computer security along with its team of experienced consultants attracts customers to engage TIS' services in solving their complex security needs.

         The Commercial Consulting Practice continuously evaluates emerging network services and technologies, the security vulnerabilities inherent in new offerings, and evolving methods employed by hackers and professional system penetrators to exploit system vulnerabilities. The findings from this effort not only enable more effective consultation and the development of automated analysis tools, but also feed into the ongoing network security product development and enhancement activities of TIS.

ADVANCED RESEARCH AND ENGINEERING

         The Company engages in research and development of computer and communications security technology under contracts with departments and agencies of the U.S. government. The Company provides security technology analysis and consulting under contracts both directly and indirectly with the U.S. government and the governments of other countries. Prior to 1996, the principal source of the Company's revenues was from government contracts. In 1995 approximately 68% of the Company's total revenues were derived directly or indirectly from government contracts. In 1996 and 1997 the percentage of the Company's total revenue derived from government contracts was 41% and 23% respectively. These revenues, along with the Company's reputation as a pioneer in the field of computer and network security, have permitted the Company to assemble a group of renowned scientists and engineers.

         The government research and development efforts include Trusted Mach(R) technology, a high assurance operating system base that controls access to all system resources and enforces security policies based upon labels associated with the sensitivity of the resources and access privileges of the users. High-Assurance Firewalls, World Wide Web servers and file servers built on the Trusted Mach technology will provide strong protection for data that is to be shared, either within an organization or externally, but which must also be protected from unauthorized reading or writing. Another operating system security technology derived from government-funded research enforces a broad spectrum of security policies, including those tailored to the user's individual role in an organization. This technology can greatly improve the security of existing operating systems by partitioning their capabilities into various domains. The Company has demonstrated significant improvements to UNIX systems security using this technology.

         Other government research and development efforts include the development of prototype secure distributed systems, the incorporation of cryptographic services into various applications and the enhancement and broader application of access control techniques. Under government contracts, the Company has incorporated cryptography into e-mail to provide the ability to digitally sign e-mail in addition to protecting the contents from change or perusal. The Company is developing techniques to improve the security of the Internet infrastructure, such as Domain Name Service and routing, by digitally signing communications between cooperating elements. Security services are being incorporated into distributed systems using access control techniques that work with Common Object Request Broker Architecture ( CORBA), an emerging international standard.

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

         The Company's backlog for direct and indirect U.S. government contracts as of December 26, 1997 was approximately $16.8 million. The government-related backlog represents firm orders or contracts for research, development and consulting analysis with performance and delivery schedules that extend up to 30 months. Funded backlog represents the portion of the backlog for which agencies, departments or companies have actually obligated payment. As of December 26, 1997, approximately $5.3 million of the government-related backlog is funded. The Company's U.S. government contracts are subject to audit by the DCAA. The DCAA has audited the Company's cost accounting system through 1995 without material cost disallowances and is currently performing a similar audit of the Company's cost accounting system for 1996.

         Most of the Company's government-related contracts require the Company to perform specified services for which the Company is paid its costs incurred and a negotiated fee. Two contracts for the development of the Trusted Mach technology accounted for approximately 33% of the Company's total revenues during 1995. The smaller contract ended in December 1995. The larger contract, with the NSA, accounted for approximately 25% of the Company's total revenues during 1995 and was completed in early 1997. Security technology research and development contracts with the Defense Advanced Research Projects Agency ("DARPA"), formerly ARPA, accounted for approximately 17%, 15% and 8% of the Company's 1995, 1996 and 1997 revenues, respectively. During 1995, 1996 and 1997, 8%, 1% and 8% of the Company's total revenues, respectively, came from security technology research and development contracts with the Air Force Rome Laboratories ("RL").

SALES AND MARKETING

         The Company intends to pursue a focused marketing strategy to achieve greater market penetration for TIS network security products and services by utilizing complementary domestic and international distribution channels, including direct sales, resellers and telesales. The Company believes these channels will provide broad customer coverage while maintaining a highly cost-effective effort. The Company has organized its direct sales, resellers and telesales teams, currently consisting of over 40 employees, on a regional basis in order to approach the market in a coordinated manner. The Company has initiated a strategy of directly marketing to its current base of users who have downloaded the TIS Internet Firewall Toolkit and seeks to convert them into users of Gauntlet products. In addition, the Company's Fortune 500 marketing strategy with large organizations is to establish relationships through consulting assistance in the architectural design, installation and operational phases of their major security initiatives. The Company has attended and plans to continue to attend popular Internet and network shows, advertise in trade journals and submit articles that will deliver its message to decision makers and to the people who make information security recommendations.

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

         Resellers. The Company currently maintains a worldwide network of approximately 190 resellers which can be categorized into four areas based on business segmentation and end user focus: Internet service providers, value added resellers and hardware vendors, system integrators and security product vendors. The Company views these reseller partners as an extension of its direct sales force and supports these relationships with on-going training in security planning, installation and maintenance as well as by providing such resellers with updated information, software enhancements and advance notice of announcements of future products through a TIS World Wide Web site designed specifically for that purpose. The following are some of the Company's resellers in each of the designated categories:

             - Internet Service Providers: In the United States, these include GTE Internetworking (formerly BBN Corporation),
                 Compuserve, PSINet, Inc. and UUNet Technologies, Inc.   UUNet
                 Pipex is one of the Company's Internet service provider resellers in Europe. Internet Initiative Japan is one of the Company's Internet service provider resellers in the Pacific Rim.

             - Value Added Resellers and Hardware Vendors: In the United States, these include Silicon Graphics, Inc. In Europe and the Pacific Rim, these include Bull Enterprise Systems, HITACHI Ltd. and Sumitomo Electric Systems Company, Ltd.

             - System Integrators: These include Planning Research Corporation and Media Communications STM AB.

             - Security Product Vendors: These include Hanil Telecom Co., Ltd. in the Pacific Rim and V-One in the United States.

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

RESEARCH AND DEVELOPMENT

         The Company's research and development efforts are focused on core information security technologies, enhancements to existing technologies and products, and development of new products. The Company's information security products research and development program has focused primarily on feature and performance enhancements, expansion of the family of scaleable firewall and cryptographic security products, and development of applications of cryptography, in particular those associated with cryptographic key recovery. The Company's government research and development program focuses on extensions and enhancements to current firewall technology, access control techniques for operational systems and networks, the application of cryptography within operating systems, network components and network infrastructure and security for distributed systems. See " -- Advanced Research and Engineering." Through a combination of independent and government-funded research and development efforts, the Company is able to maintain a broad base of computer and network security technology expertise and to remain a leader in information security technology development.

         As of January, 1998, the Company's research and development staff included more than 190 scientists and engineers. Of these, 13 have PhDs, 60 have master's degrees and 87 have bachelor's degrees. The Company believes that its ability to attract and retain a highly qualified technical staff will continue to be essential to the success of its research and development programs. The market for such personnel is highly competitive and the Company's research and development activities could be adversely affected if the Company is unable to attract and retain skilled technical personnel.

COMPETITION

         Competition in the information security market is intense and constantly evolving, and the Company expects such competition to increase in the future. In addition, the Company's industry is consolidating at a rapid pace. The Company believes that significant competitive factors affecting this market are depth of product functionality, product quality and performance, product price, customer support, conformance to protocols and industry standards and breadth of platform support. In addition, the Company believes that the ability to rapidly develop and implement new products and features for the market is critical. There can be no assurance that the Company can maintain or enhance its competitive position against current and future competitors. Significant factors such as the emergence of new products, fundamental changes in computing technology and aggressive pricing and marketing strategies may also affect the Company's competitive position. Many of these factors are out of the Company's control.

         The principal competitors for the Company's government-funded research and development are GTE Internetworking (formerly BBN Corporation), The Open Group (formerly known as "Open Software Foundation"), Secure Computing Corporation and SRI International.

         The Company's principal current competitors for its network security products include America Online, Inc.'s Advanced Network and Services subsidiary, Bay Networks Inc., Check Point Software Technologies Ltd., Cisco Systems, Inc., Digital Equipment Corporation, Harris Computer Systems Corporation, International Business Machines Corporation, Microsoft Corporation, Milkyway Networks Corporation, Raptor Systems, Inc. (acquired by Axent), Secure Computing Corporation, Sun Microsystems, Inc. and V-One. Due to the rapid expansion of the network security market, the Company may face competition from new entrants in the network security industry, possibly including increased competitive pressures from the Company's resellers who may elect to carry an increasing number of products.

         The Company and other entities, including IBM, have received approval from the U.S. Department of Commerce to export products using DES algorithm without key recovery features under the government's current cryptography export regulations. The Company is currently the only entity that has received approval from the U.S. Department of Commerce to export products using cryptography substantially stronger than the 56 bit DES algorithm (e.g. TRIPLE-DES and 128 bit RC2/RC4) provided they incorporate RecoverKey -International features.

PROPRIETARY INFORMATION AND INTELLECTUAL PROPERTY

         The Company's success is dependent in part on its proprietary technology. TIS relies on a combination of patent, trade secret, copyright and trademark laws, non-disclosure agreements and contractual provisions to establish and protect its proprietary rights. The Company has received five patents and has five pending domestic patent applications and two pending international patent applications pursuant to the Patent Cooperation Treaty
(PCT) on its KRT and computer security technology. The Company has filed foreign applications under the European Patent Convention for the countries of Austria, Belgium, Denmark, France, Germany, Greece, Ireland, Italy, Liechtenstein, Luxembourg, Monaco, Netherlands, Portugal, Spain, Sweden, and United Kingdom. Foreign patent applications are also pending in Australia, Brazil, Canada, China, Japan, S. Korea, Mexico, and the Russian Federation.
The Company uses a printed "shrink-wrap" license for users of its products in order to protect certain of its copyrights and trade secrets. The Company attempts to protect its trade secrets and other proprietary information through agreements with suppliers and non-disclosure agreements with employees and consultants and other security measures.

         Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary.
Policing unauthorized use of the Company's products is difficult, and, while the Company is unable to determine the extent to which piracy of its software products exists, such piracy can be expected to be a persistent problem, particularly in international markets and as a result of the growing use of the Internet. Some courts have held that shrink-wrap licenses, because the licensee does not sign them, are not enforceable. The laws of Maryland, which the shrink-wrap licenses purport to make the governing law, are unclear on this subject. In addition, there can be no assurance that patent applications filed by the Company will result in patents being issued or that its existing patents, and any patents that may be issued to it in the future, will afford protection against competitors with similar technology; nor can there be any assurance that patents issued to the Company will not be infringed upon or designed around by others or that others will not obtain patents that the Company would need to license or design around.

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

EMPLOYEES

         As of January 1998, the Company employed 315 people on a full-time basis and 25 people on a temporary or part-time basis. All employees are required to sign agreements containing confidentiality and non-disclosure provisions. Additionally, the Company hires independent contractors and temporary employees on an as-needed basis to assist with specialized assignments in certain areas, including commercial product development, advanced research and engineering, customer support and installations.

         None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company considers its relations with its employees to be good.

REGULATORY MATTERS

         Certain of the Company's information security products are subject to the export restrictions administered by the U.S. Department of State and the U.S. Department of Commerce, which permit the export of encryption products only with the required level of export license. In addition, these U.S. export laws prohibit the export of encryption products to a number of hostile countries. U.S. export regulations regarding the export of encryption technology require either a transactional export license or the granting of Department of Commerce classification determination. To date, the Company has been able to secure all required U.S. export licenses, including the first two export licenses for transactions involving a network security product using the industry standard DES algorithm (56 bits), and the first classification determination permitting the export of a general purpose cryptographic product containing TRIPLE-DES, which were granted because they included a key recovery system. Additionally, the Company has received several export licenses and favorable classification determinations and has a number of export license and classification determination applications pending before the U.S. government with respect to the export of products utilizing RecoverKey/KRT. There can be no assurance that the Company will continue to be able to secure such licenses in a timely manner in the future, or at all. The Company does not expect that such RecoverKey/KRT products will generate significant revenues prior to 1999. See "-- Commercial Products and Services -- Cryptographic Products/RecoverKey/Key Recovery Technology (KRT) System." In certain foreign countries, the Company's distributors are required to secure licenses or formal permission before encryption products can be imported.

ITEM 2.     PROPERTIES.

         The Company's principal administrative, research, sales, marketing and consulting facility is located in 44,681 square feet of office space in Glenwood, Maryland which is owned by the Company. The Company leases other domestic research, sales, marketing and consulting offices, including approximately 31,484 square feet in Rockville, Maryland. The Company has also entered into a lease for 6,271 square feet in McLean, Virginia. Additional domestic offices are located in Mountain View and Los Angeles, California where the Company leases 4,472 and 14,189 square feet, respectively, and Austin, Texas where the Company leases approximately 4,200 square feet. The Company also maintains a sales, marketing and consulting office located in 2,675 square feet of leased space in the United Kingdom and a similar facility of approximately 1,000 square feet in Germany. The Company also owns a 1,700 square foot building adjacent to its main facility in Glenwood, Maryland which is currently leased to a local small business. The Company believes that its existing facilities are adequate for its needs and the alternative or additional space will be available as needed.

ITEM 3.     LEGAL PROCEEDINGS.

         The Company is not presently a party to any material pending or threatened legal proceedings except as described below.

         On February 13, 1998 Entrust Technologies Limited and Entrust Technologies, Inc. filed a complaint in the United States District Court for the District of Maryland against the Company for infringement of United States Patent No. 5,481,613. As of the date of this report, the Company has not been served with said complaint. The amount of liability, or the potential impact on the Company's operations, if any, cannot be ascertained.

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


Fiscal 1996                                           High             Low
                                                      -----            ---
    Fourth Quarter (from October 10, 1996-
         December 27, 1996)                           17 3/4           10

Fiscal 1997                                           High             Low
                                                      ----             ---
    First Quarter (ending March 28, 1997)             18 3/8           10
    Second Quarter (ending June 27, 1997)             13 3/4           8 1/4
    Third Quarter (ending September 26, 1997)         12 3/4           8 5/8
    Fourth Quarter (ending December 26, 1997)         12 1/4           7 1/2

Fiscal 1998
    First Quarter (through March 12, 1998)            22 7/8           7 5/8

         On March 12, 1998, the last reported sale price of the Common Stock was $22 per share. As of March 12, 1998, the Company had approximately 253 shareholders of record.

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

                               PERFORMANCE GRAPH

         The following graph shows a month by month comparison of cumulative total shareholder return on the Company's Common Stock, based on the market price of the Common Stock assuming reinvestment of dividends, with the cumulative total return of companies in the Nasdaq National Market and the Russell 2000 Index for the period beginning October 10, 1996, the day the Company's Common Stock began trading, through February 27, 1998.

                    COMPARISON OF CUMULATIVE TOTAL RETURNS*

                                    [GRAPH]

-------------------------------------------------------------------------------------------------------------------------------
                   10/10/96     10/31/96     11/29/96     12/31/96     1/31/97     2/28/97     3/31/97     4/30/97     5/30/97
Trusted Information
Systems, Inc.        $  100       $   91      $    78       $   78      $  102      $   99      $   87     $    60      $   72

Russell 2000
Index                $  100       $   99      $   101       $  104      $  107      $  104      $   99     $    99      $  110

NASDAQ US
Company Index        $  100       $   99      $   103       $  104      $  111      $  105      $   96     $    99      $  110
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
                           6/30/97     7/31/97    8/29/97     9/30/97   10/31/97    11/28/97   12/31/97     1/30/98    2/27/98
Trusted Information
Systems, Inc.              $    79     $    73   $     61    $     69   $     63     $    62   $     67    $     64  $     139

Russell 2000 Index         $   115     $   120   $    123    $    132    $   126     $   125   $    128     $   126  $     135

NASDAQ US Company
Index                      $   113     $   125   $    125    $    133    $   126     $   126   $    124     $   128  $     140
-------------------------------------------------------------------------------------------------------------------------------


* Assumes $100 invested on October 10, 1996, with dividends reinvested.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA.

         The consolidated statement of operations data set forth below for the fiscal years ended December 31, 1993, December 30, 1994, December 29, 1995, December 27, 1996 and December 26, 1997 and the consolidated balance sheet data at December 29, 1995, December 27, 1996 and December 26, 1997 are derived from, and should be read in conjunction with, the audited consolidated financial statements of the Company. The Company's fiscal 1996 and 1997 statements of operations include the results of Haystack Laboratories, Inc., giving effect to the merger with Haystack which occurred on October 16, 1997, and which was accounted for under the pooling of interests method of accounting. Prior period consolidated statements of operations and balance sheets do not give effect to the merger with Haystack, as the effect of the business combination was not material to the financial statements of the Company.

         The consolidated statements of operations data for the fiscal years ended December 31, 1993 and December 30, 1994, and the consolidated balance sheet data at December 31, 1993, December 30, 1994 and December 29, 1995 are derived from audited or unaudited consolidated financial statement of the Company not included herein. The unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments and accruals) that in the opinion of management are necessary for a fair presentation of the financial information set forth therein. The selected financial data set forth below are qualified in their entirety by, and should be read in conjunction with, the consolidated financial statements, the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                    Fiscal Year
                                                              --------------------------------------------------------
 In thousands, except per share data                            1993         1994       1995         1996         1997
                                                                ----         ----       ----         ----         ----
 Statement of Operations Data:
 Revenues:
      Government contracts . . . . . . . .                    $8,343      $11,258    $12,327    $  11,095     $  9,606
      Commercial products  . . . . . . . .                        __        1,003      4,271       14,603       28,782
      Commercial consulting services . . .                       448          856      1,492        1,677        3,834
                                                              ------      -------    -------    ---------     --------
                                                               8,791       13,117     18,090       27,375       42,223
 Cost of revenues:
      Government contracts . . . . . . . .                     5,512        7,377      8,845        7,865        6,557
      Commercial products  . . . . . . . .                        __          333      1,142        3,451        4,231
      Commercial consulting services . . .                       307          493        878          988        2,247
                                                              ------      -------    -------    ---------     --------
                                                               5,819        8,203     10,865       12,303       13,035
                                                              ------      -------    -------    ---------     --------
 Gross profit  . . . . . . . . . . . . . .                     2,972        4,914      7,225       15,072       29,188
 Operating expenses:
      Selling, general and administrative                      2,198        2,997      3,727       15,473       28,642
      Research and development . . . . . .                       582          646      1,145        4,310        8,533
      Non-recurring transaction and other related costs           --           --         --           --        3,535
                                                              ------      -------    -------    ---------     --------
                                                               2,780        3,643      4,872       19,783       40,710
                                                              ------      -------    -------    ---------     --------
 Income (loss) from operations . . . . . .                       192        1,271      2,353      (4,711)     (11,522)

 Other income (expense):
      Interest income  . . . . . . . . . .                         8           44         50          518        1,902
      Interest expense . . . . . . . . . .                     (128)        (134)      (159)        (415)        (260)
      Non-recurring gain on sale of marketable
        securities                                                --           --         --           --        1,670
                                                              ------      -------    -------    ---------     --------
                                                               (120)         (90)      (109)          103        3,312
                                                              ------      -------    -------    ---------     --------
 Income (loss) before income taxes . . . .                        72        1,181      2,244      (4,608)      (8,210)
 Income tax provision (benefit)  . . . . .                        37          506        900      (1,397)          354
                                                              ------      -------    -------    ---------     --------
 Net income (loss) . . . . . . . . . . . .                    $   35      $   675    $ 1,344    $ (3,211)     $(8,564)
                                                              ======      =======    =======    =========     ========
 Net income (loss) per share . . . . . . .                    $   --      $   .09    $   .18    $  (0.32)     $ (0.63)
                                                              ======      =======    =======    =========     ========
 Weighted average shares outstanding . . .                     7,503        7,508      7,334        9,952       13,532
 Net income (loss) per share, assuming dilution                   --      $   .09    $   .17    $  (0.32)     $ (0.63)
                                                              ======      =======    =======    =========     ========
 Weighted average  shares outstanding, assuming dilution       7,503        7,660      8,019        9,952       13,532

                                                                                   Fiscal year Ended
                                                            ----------------------------------------------------------
                                                                1993         1994       1995         1996         1997
                                                                ----         ----       ----         ----         ----
 Balance Sheet Data:
 Cash, cash equivalents and marketable securities           $     37    $     262    $    54    $  42,304     $ 28,450
 Working capital . . . . . . . . . . . . . .                    (68)          400        210       44,364       34,259
 Total assets  . . . . . . . . . . . . . . .                   4,412        5,229     10,222       59,955       53,768
 Total debt  . . . . . . . . . . . . . . . .                   1,835          973      3,264        2,575        2,429
 Shareholders' equity  . . . . . . . . . . .                     793        1,467      2,407       49,099       40,733

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of the Annual Report contain forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in forward-looking statements.

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

The Commercial Division

The Commercial Division derives revenues from the Company's Gauntlet family of firewall products, its commercial consulting services, its Stalker line of intrusion detection products, and from its RecoverKey exportable cryptography enabling products. The Commercial Division accounted for 31.9%, 59.5%, and 77.2% of the Company's total revenues in 1995, 1996 and 1997, respectively. The Company expects that the Commercial Division will account for an increased percentage of total revenues in future years.

Prior to 1996, the Company distributed its only revenue producing product, the Gauntlet Internet Firewall which was introduced in 1994, exclusively through resellers and a small sales administration staff. The Company presently has more than 170 persons to develop, promote, sell and deliver its network security products and services, including the Gauntlet family of firewall products. Prior to 1996, the Company's Gauntlet Internet Firewall was licensed as software or as software and hardware on one platform, frequently combined (or "bundled") with installation for pricing purposes. Since April 15, 1996, installation for the Gauntlet family of firewall products has been offered as a separate (or "unbundled") optional service provided to customers.

During 1996 the Company began to incur substantial increases in its selling, general and administrative expenses as it began to build its marketing and sales efforts to support sales of the Gauntlet Internet Firewall product and of its other products introduced in 1996: the Gauntlet Intranet Firewall, the Gauntlet Net Extender, the Gauntlet PC Extender, the Gauntlet Internet Firewall, Stalker, WebStalker and certain of its RecoverKey exportable cryptography products. During 1997, the Company continued to expand its selling and general and administrative expenses at a lesser rate.

The Company offers a full range of consulting in information security planning and product support. The Company's commercial consulting practice offers expert technology research services, consultation on security issues associated with products and services, corporate information security policy development, architectural and diagnostic security analysis services, firewall configuration and maintenance support, and training for corporate network and security administration personnel. These services are carried out by a staff of over 30 persons with substantial information security experience in both commercial and government organizations.

The Advanced Research and Engineering Division

The Advanced Research and Engineering Division (the "AR&E Division") consists primarily of research, development and consulting in computer and related security systems, currently including major contracts with three agencies of the U.S. government: the NSA, Air Force Rome Laboratories ("RL") and DARPA. Revenues from the AR&E Division increased consistently through 1995, but decreased in 1996 and 1997. The aggregate award value of the Company's current active government contracts at December 26, 1997 was approximately $37.5 million. The Company's active contracts with DARPA, which range in value from $0.5 million to $9.1 million have all commenced and will expire through 2001. While the Company expects to continue to obtain government contracts for its AR&E Division, it does not anticipate that revenues from such contracts will attain the levels realized in 1995.

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

Under its government contracts, the Company bears the risk that recoverable expenses billed by the Company are subject to review and audit by the Defense Contract Audit Agency (the "DCAA"). The DCAA has performed audits of the Company's cost accounting system through 1995. Pursuant to their terms, these contracts are also subject to termination at the convenience of the applicable government agency. If the contract is terminated, the Company would typically be reimbursed for its costs to the date of termination plus the cost of any orderly termination and would be paid a portion of the fee.

RESULTS OF OPERATIONS

The Company's fiscal 1996 and 1997 statements of operations include the results of Haystack Laboratories, Inc., giving effect to the merger with Haystack which occurred on October 16, 1997, and which was accounted for under the pooling of interests method of accounting. Prior period consolidated statements of operations and balance sheets do not give effect to the merger with Haystack, as the effect of the business combination was not material to the financial statements of the Company.

Fiscal 1997 Compared to Fiscal 1996

Revenues. The Company's total revenues increased 54.2% to $42,222,683 in 1997 from $27,375,268 in 1996. Commercial product revenues increased 97.1% to $28,782,406 in 1997 from $14,602,736 in 1996, primarily because of increased sales of licenses of Gauntlet Internet Firewalls and intrusion detection products directly to customers and through the Company's resellers. Commercial consulting services revenues increased 128.6% to $3,834,400 in 1997 from $1,677,285 in 1996, primarily because of the Company's efforts to implement new management over and competitively staff its commercial consulting practice and its focus on high end corporate customer needs for information security consulting contracts during the second half of 1997. Government contract revenues decreased 13.4% to $9,605,877 in 1997 from $11,095,247 in 1996, primarily because of an expected decrease in revenues, following the Company's completion of a $16.1 million research contract which began in 1994 and was completed in the first four months of 1997.

Gross Profit. Gross profit increased 93.7% to $29,187,815 in 1997 from $15,071,958 in 1996 primarily due to the increase in the Company's commercial revenues, particularly its higher margin software and license products. The gross profit associated with commercial products increased 120.2% to $24,551,355 in 1997 from $11,151,982 in 1996, primarily because of increased shipments of Gauntlet firewall products and a continual revenue shift towards software and license only products, away from lower margin hardware software combined solutions as the security market becomes more familiar with firewall technology. The gross profit on commercial consulting services increased 130.2% to $1,587,754 in 1997 from $689,591 in fiscal 1996, primarily because of increased revenues. Gross profit from the Company's government contracts decreased 5.6% to $3,048,706 in 1997 from $3,230,385 in 1996, primarily because of lower related revenues.

As a percentage of related revenues, gross profit on commercial products increased to 85% in 1997 from 76% in 1996, primarily due to increased margins on sales through the Company's resellers and because of a higher level of software and license only revenues than lower margin hardware software product combinations . As a percentage of related revenues, gross profit on commercial consulting and government contracts remained substantially unchanged at 41% and 30%, respectively, for fiscal years 1996 and 1995.

Selling, General and Administrative Expenses.   Selling, general and
administrative expenses increased 85.1% to $28,641,944 in 1997 from $15,472,859 in 1996, due primarily to the increase in personnel and related operating costs associated with the increase in the Company's commercial products sales, as well as the Company's efforts towards developing the infrastructure to support the current and future commercial growth during the first half of fiscal 1997.

Non-recurring transaction and other related costs     In connection with the
Company's acquisition of Haystack Laboratories, Inc., in the fourth quarter of fiscal 1997 for approximately 2.1 million shares of TIS common stock, the Company incurred non-recurring restructuring and acquisition costs of $3,534,957. These costs consisted primarily of fees paid to outside consultants, legal fees, and accounting fees of approximately $2.8 million and employee related costs of approximately $0.7 million.

Research and Development Expenses. Research and development expenses, which do not include such expenses directly reimbursed under government contracts, increased 98.0% to $8,532,987 in 1997 from $4,309,891 in 1996. This increase primarily resulted from the Company's efforts in developing the new members of the Gauntlet family of firewall products and the Stalker intrusion detection product lines. These efforts included developing new members of the Gauntlet family of firewall products, the Microsoft Windows NT and Sun Microsystems' Solaris firewall product versions and, RecoverKey exportable cryptography enabling products, as well as the reseller versions of the Company's Stalker technology products.

Other income and expense . Interest income increased by 266.8% to $1,901,561 in 1997 from $518,404 in 1996, primarily due to interest earned for the entire fiscal 1997 period on cash and marketable securities generated by the proceeds from the Company's initial public offering, which occurred in October of 1996. Interest expense decreased 37.4% to $259,750 in 1997 from $415,243 in 1996 due principally to the fourth quarter fiscal 1996 payoff of all of the Company's borrowings under debt other than its mortgage notes. The Company recorded $1,670,377 in non operating gains and losses in connection with its sale during the third quarter of fiscal 1997 of the 100,000 shares of Cybercash (NASDAQ:
CYCH) stock it had received as founders stock in 1994.

Fiscal 1996 Compared to Fiscal 1995

Revenues. The Company's total revenues increased 51.3% to $27,375,268 in 1996 from $18,090,087 in 1995. Commercial product revenues increased 241.9% to $14,602,736 in 1996 from $4,270,294 in 1995, primarily because of increased sales of licenses of Gauntlet Internet Firewalls and Stalker intrusion detection products directly to customers and through the Company's resellers. Commercial consulting services revenues increased 12.4% to $1,677,285 in 1996 from $1,491,661 in 1995, primarily because of the Company's completion of a substantial number of commercial consulting contracts during the third and fourth quarters of 1996. Government contract revenues decreased 10.0% to $11,095,247 in 1996 from $12,327,502 in 1995, primarily because of the
Company's reallocation of personnel to its commercial activities.

Gross Profit. Gross profit increased 108.6% to $15,071,958 in 1996 from $7,225,140 in 1995 primarily due to the increase in the Company's commercial product sales. The gross profit associated with commercial products increased 256.4% to $11,151,982 in 1996 from $3,128,642 in 1995, primarily because of increased shipments of Gauntlet firewall products. The gross profit on commercial consulting services increased 12.4% to $689,591 in 1996 from $613,715 in fiscal 1995, primarily because of increased revenues. Gross profit from the Company's government contracts decreased 7.3% to $3,230,385 in 1996 from $3,482,783 in 1995, primarily because of lower related revenues.

As a percentage of related revenues, gross profit on commercial products increased to 76% in 1996 from 73% in 1995, primarily due to increased margins on sales through the Company's resellers. As a percentage of related revenues, gross profit on commercial consulting and government contracts remained virtually unchanged at 41% and 29%, respectively, for fiscal years 1996 and 1995.

Selling, General and Administrative Expenses.   Selling, general and
administrative expenses increased 315.1% to $15,472,859 in 1996 from $3,727,701 in 1995, due primarily to the substantial increase in personnel and related operating costs associated with the increase in the Company's commercial products sales, as well as the Company's efforts towards developing the infrastructure to support the current and future commercial revenue growth.

Research and Development Expenses. Research and development expenses, which do not include such expenses directly reimbursed under government contracts, increased 276.5% to $4,309,891 in 1996 from $1,144,737 in 1995. This increase primarily resulted from the Company's efforts in developing the new members of the Gauntlet family of firewall products announced in April of 1996 and of its intrusion detection products. These efforts included developing new members of the Gauntlet family of firewall products, the Microsoft Windows NT and Sun Microsystems' Solaris firewall product versions and its RecoverKey exportable cryptography enabling products.

Interest and Other Expense. Interest expense increased 161.5% to $415,243 in 1996 from $158,778 in 1995 due to the Company's increased borrowings under its short term lines of credit and its construction credit line. Interest income increased by 931.1% to $518,404 in 1996 from $50,276 in 1995 due primarily to interest earned on cash and marketable securities generated by the proceeds from the Company's initial public offering, which occurred in October of 1996.

QUARTERLY RESULTS OF OPERATIONS

The following tables set forth certain unaudited consolidated statement of operations data for each of the four quarters in 1996 and 1997, which has been restated to give effect to the Company's merger with Haystack Laboratories, Inc., as well as the percentage of the Company's revenues represented by each item. The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements contained herein and include all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of such information when read in conjunction with the Company's Consolidated Financial Statements and accompanying notes. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

                                                          Fiscal Quarter Ended
                            -----------------------------------------------------------------------------------
                             MARCH 29,    JUNE 28,    SEPTEMBER 27,    DECEMBER 27,     MARCH 28,    JUNE 27,
                               1996         1996          1996             1996           1997         1997
Dollars in thousands
CONSOLIDATED STATEMENT
   OF OPERATIONS DATA:
Revenues:
  Government contracts         $2,432     $2,920        $ 2,881          $ 2,862         $ 2,566      $ 2,200
  Commercial products           1,619      2,536          4,066            6,380           5,573        6,532
  Commercial consulting
    services                      247        287            505              640             797          915
                               ------     ------        -------          -------         -------      -------
                                4,298      5,743          7,452            9,882           8,936        9,647
Cost of revenues:
  Government contracts          1,774      2,090          1,979            2,021           1,818        1,461
  Commercial products             479        745            967            1,259           1,136          803
  Commercial consulting
    services                      166        164            267              392             395          552
                               ------     ------        -------          -------         -------      -------
                                2,419      2,999          3,213            3,672           3,349        2,816
Gross profit:
  Government contracts            658        830            902              841             748          739
  Commercial products           1,140      1,791          3,099            5,121           4,437        5,729
  Commercial consulting
    services.                      81        123            238              248             402          363
                               ------     ------        -------          -------         -------      -------
                                1,879      2,744          4,239            6,210           5,587        6,831
Operating expenses:
  Selling, general and
    administrative              2,152      2,968          4,077            6,276           7,054        7,668
  Research and development        427        702          1,295            1,885           2,088        2,145
  Non-recurring restructuring
     and transaction costs         --         --             --               --              --           --
                               ------     ------        -------          -------         -------      -------
                                2,579      3,671          5,372            8,161           9,142        9,813
                               ------     ------        -------          -------         -------      -------
Income (loss) from
  operations                     (700)      (927)        (1,133)          (1,951)         (3,555)      (2,982)
Other income (expense):
  Interest income                   7         23             33              455             500          523
  Interest expense                (89)       (74)          (172)             (80)            (54)         (59)
  Non-recurring gain on sale
    of marketable securities       --         --             --               --              --           --
                               ------     ------        -------          -------         -------      -------
                                  (82)       (51)          (139)             375             446          464
                               ------     ------        -------          -------         -------      -------
Income (loss) before income
  taxes                          (782)      (978)        (1,272)          (1,576)         (3,109)      (2,518)
Income tax provision
  (benefit)                      (315)      (372)          (354)            (356)           (836)        (643)
                               ------     ------        -------          -------         -------      -------
Net loss                       $ (467)    $ (606)       $  (918)         $(1,220)        $(2,273)     $(1,875)
                               ======     ======        =======          =======         =======      =======
Net loss per share and net
  loss per share, assuming
  dilution                     $(0.05)    $(0.07)       $ (0.10)         $ (0.10)        $ (0.17)     $ (0.14)
                               ======     ======        =======          =======         =======      =======
Weighted average shares
  outstanding, and weighted
  average shares outstanding,
  assuming dilution             8,359      9,082          9,280           12,663          13,247       13,312

                                         Fiscal Quarter Ended
                                  ---------------------------------
                                     SEPTEMBER 26,    DECEMBER 26,
                                         1997            1997
Dollars in thousands
CONSOLIDATED STATEMENT
   OF OPERATIONS DATA:
Revenues:
  Government contracts                  $ 2,402         $ 2,438
  Commercial products                     7,875           8,802
  Commercial consulting
    services                                930           1,193
                                        -------         -------
                                         11,207          12,433
Cost of revenues:
  Government contracts                    1,685           1,593
  Commercial products                     1,119           1,173
  Commercial consulting
    services                                512             788
                                        -------         -------
                                          3,316           3,554
Gross profit:
  Government contracts                      717             845
  Commercial products                     6,756           7,629
  Commercial consulting
    services.                               418             405
                                        -------         -------
                                          7,891           8,879
Operating expenses:
  Selling, general and
    administrative                        7,262           6,658
  Research and development                2,162           2,138
  Non-recurring restructuring
     and transaction costs                   --           3,535
                                        -------         -------
                                          9,424          12,331
                                        -------         -------
Income (loss) from
  operations                             (1,533)         (3,452)
Other income (expense):
  Interest income                           448             431
  Interest expense                          (66)            (81)
  Non-recurring gain on sale
    of marketable securities              1,670              --
                                        -------         -------
                                          2,052             350
                                        -------         -------
Income (loss) before income
  taxes                                     519          (3,102)
Income tax provision
  (benefit)                                 657           1,176
                                        -------         -------
Net loss                                $  (138)        $(4,278)
                                        =======         =======
Net loss per share and net
  loss per share, assuming
  dilution                              $ (0.01)        $ (0.31)
                                        =======         =======
Weighted average shares
  outstanding, and weighted
  average shares outstanding,
  assuming dilution                      13,385          13,731

                                      -25-

                                                                    Fiscal Quarter Ended
                              ---------------------------------------------------------------------------------------------------
                               March 29,  June 28,  September 27,  December 27,  March 28,  June 27,  September 26,  December 26,
                                 1996      1996         1996           1996         1997      1997         1997          1997
CONSOLIDATED STATEMENT OF
OPERATIONS AS A
PERCENTAGE OF REVENUES:

Revenues:
  Government contracts          56.6%       50.8%        38.7%         29.0%         28.7       22.8       21.4          19.6
  Commercial products           37.7        44.2         54.6          64.6          62.4       67.7       70.3          70.8
  Commercial consulting
    services                     5.7         5.0          6.7           6.4           8.9        9.5        8.3           9.6
                              ------      ------       ------        ------        ------     ------     ------        ------
                               100.0       100.0        100.0         100.0         100.0      100.0      100.0         100.0
Cost of revenues:
  Government contracts          41.3        36.3         26.7          20.5          20.3       15.1       15.0          12.8
  Commercial products           11.1        13.0         13.0          12.7          12.7        8.3       10.0           9.4
  Commercial consulting
    services                     3.9         2.9          3.4           4.0           4.5        5.8        4.6           6.4
                              ------      ------       ------        ------        ------     ------     ------        ------
                                56.3        52.2         43.1          37.2          37.5       29.2       29.6          28.6
                              ------      ------       ------        ------        ------     ------     ------        ------
Gross profit                    43.7        47.8         56.9          62.8          62.5       70.8       70.4          71.4
                              ------      ------       ------        ------        ------     ------     ------        ------
Operating expenses:
  Selling, general and
    administrative              50.1        51.7         54.7          63.5          78.9       79.5       64.8          53.6
  Research and development       9.9        12.2         17.4          19.0          23.4       22.2       19.3          17.2
  Non-recurring
    restructuring and
    transition costs              --          --           --            --            --         --         --          28.4
                              ------      ------       ------        ------        ------     ------     ------        ------
                                60.0        63.9         72.1          82.5         102.3      101.7       84.1          99.2
                              ------      ------       ------        ------        ------     ------     ------        ------
Income (loss) from
  operations                   (16.3)      (16.1)       (15.2)        (19.7)        (39.8)     (30.9)     (13.7)        (27.8)
Other income (expense):
  Interest income                0.2         0.1          0.1           4.6           5.6        5.4        4.0           3.5
  Interest expense              (2.1)       (1.0)        (2.0)         (0.9)         (0.6)      (0.6)      (0.6)         (0.7)
   Non-recurring gain on
     sale of marketable
     securities                   --          --           --            --            --         --       14.9            --
                              ------      ------       ------        ------        ------     ------     ------        ------
Income (loss) before
  income taxes                 (18.2)      (17.0)       (17.1)        (16.0)        (34.8)     (26.1)       4.6         (25.0)
Income tax provision
  (benefit)                     (7.3)       (6.5)        (4.8)         (3.6)         (9.4)      (6.7)       5.8           9.5
                              ------      ------       ------        ------        ------     ------     ------        ------
Net income (loss)              (10.9)%     (10.5)%      (12.3)%       (12.4)%       (25.4)     (19.4)      (1.2)        (34.4)
                              ------      ------       ------        ------        ------     ------     ------        ------

SELECTED INFORMATION AS A
PERCENTAGE OF RELATED
REVENUES:
Gross profit by product
line:
  Government contracts          27.0        28.4         31.3          29.4          29.2       33.6       29.9          34.7
  Commercial products           70.4        70.7         76.2          80.3          79.6       87.7       85.8          86.7
  Commercial consulting
    services                    32.8        42.9         47.1          38.7          50.4       39.7       44.9          34.0
                              ------      ------       ------        ------        ------     ------     ------        ------
                                43.7        47.8         56.9          62.8          62.5       70.8       70.4          71.4
                              ------      ------       ------        ------        ------     ------     ------        ------

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its operations and the purchase of property and equipment through the issuance of common stock, borrowings under short-term lines of credit, secured notes payable and stockholder loans and by the generation of cash from operations. Cash and cash equivalents were $1,290,075 at December 26, 1997 and $3,237,147 at December 27, 1996, and
marketable securities were $27,160,179 at December 26, 1997, as compared to $39,066,569 at December 27, 1996. The Company used cash in operations of $12,055,815 and $4,268,107, respectively, for fiscal years 1997 and 1996, but provided cash from operations of $1,237 for fiscal year 1995. Net cash provided by or used in operations for the fiscal year 1995 consisted primarily of net income, plus growth in the Company's accounts payable, accrued expenses and deferred revenues, offset by growth in the Company's accounts receivable. For the year ended December 27, 1996, the Company used cash to fund its net loss of $3,211,121, which was the primary component of the net cash used in operating activities for the period, and to fund the growth in its accounts receivable and unbilled receivables of $2,187,758, offset by cash provided from increasing various accrued expenses. For the year ended December 26, 1997, the Company used cash to fund its net loss of $8,564,170 and to fund the growth in its accounts receivable and unbilled receivables of $5,519,912, offset by cash provided from increasing various accrued expenses. The decline in cash provided by operations in fiscal years 1996 and 1997 as compared to previous years was primarily the result of funds consumed as the Company began to expand its commercial activities and introduce new products.

During fiscal years 1995, 1996 and 1997, the Company used cash in investing activities of $2,095,829, $3,457,150, and $2,311,308, respectively, to purchase property and equipment. Of these amounts, approximately $1,340,000 and $1,520,000 in 1995 and 1996, respectively, were spent in connection with the purchase or construction of the Company's Glenwood, MD facilities. The Company also used cash of $36,628,126 in investing activities during fiscal 1996 to purchase marketable securities, and provided cash of $9,468,390 in investing activities during fiscal 1997 through the sale of marketable securities..

The Company provided cash in financing activities for fiscal year 1995 of $1,885,931, primarily through net borrowings offset by cash used to repurchase stock from a former officer. The Company generated cash from financing activities for fiscal year 1996 of $47,312,707, primarily from net proceeds from the issuance of 3,910,000 shares of common stock in October 1996 in an initial public offering, and generated cash from financing activities for fiscal year 1997 of $1,455,835 primarily from net proceeds from the issuance of stock upon the exercise of stock options.

At December 29, 1995, the Company had various short-term line of credit arrangements with Mercantile Bank aggregating $2 million. Also in 1995, the Company negotiated a construction loan in the amount of $1.8 million to provide for the expansion of its facilities at its Glenwood, Maryland location. During 1996, the Company arranged for additional credit agreements and modified existing credit agreements with Mercantile Bank to provide for additional borrowings to fund the Company prior to its initial public offering. Subsequent to September 27, 1996, in conjunction with the Company's initial public offering, the Company paid off and terminated these line of credit arrangements, and converted its construction loan into mortgage notes payable to Mercantile Bank with a fixed interest rate, secured by the underlying properties.

As of December 26, 1997, the Company had no material commitments for capital expenditures.

On February 22, 1998 the Company entered into an agreement to be merged with Network Associates, Inc. While the Company continues from time to time to evaluate potential acquisitions of businesses, products and technologies that could complement or expand the Company's business the Company has no plans, agreements or commitments for any such acquisitions and, except as may be contemplated under its agreement with Network Associates, is not engaged in any negotiations with respect thereto.

The Company has not engaged in any hedging activities to date. Exposure to currency risk is not significant.

While the Company may require additional financing to fund development of new products and expansion of its domestic and international operations, it believes that the net proceeds from the 1996 Offering, together with existing cash and cash equivalents and cash generated from operations will be sufficient to finance its product development and operating needs through December 1998.

YEAR 2000 COMPLIANCE MATTERS

Until recently computer programs were written to store only two digits of date-related information in order to more efficiently handle and store data. Thus the programs were unable to properly distinguish between the year 1900 and 2000. This is frequently referred to as the "Year 2000 Problem." During fiscal 1997, the Company initiated programs to address this issue. Utilizing both internal and external resources, the Company is in the process of defining, assessing and converting, or replacing various programs, hardware and instrumentation systems to make them Year 2000 compatible. The Company's Year 2000 project is comprised of two components- business applications and equipment. The business applications component consists of the Company's business computer systems, as well as the computer systems of third-party suppliers or customers whose Year 2000 problems could potentially impact the company.

The Company currently runs its internal business applications on two systems and is considering the conversion of one of those systems (the one which the Company believes is not year 2000 compliant), to the other, which it believes to be year 2000 compliant. The Company is assessing the extent to which its operations are vulnerable to this operation and has not yet determined the extent of that vulnerability, but believes that its conversion will substantially alleviate these concerns. In addition, as the Company has entered into a definitive agreement to merge with Network Associates, it has not yet determined what impact, if any, such plans for business combinations including corrective measures, will eliminate or alleviate these concerns.

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

         The Company is currently devoting significant resources toward the development of versions of Gauntlet Internet Firewall products, Stalker intrusion detection products, RecoverKey/KRT products, and enhancements to these families of products. There can be no assurance that the Company will successfully complete the development of these products in a timely fashion, or that the Company's current or future products will achieve market acceptance. Any inability of the Company to develop products on a timely basis that address changing customer requirements may have an adverse effect on the Company's results of operations. In addition, the Company anticipates significant quarterly fluctuations in its operating results in the future. Any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. In addition to factors specific to the Company, changes in analysts' earnings estimates for the Company or its industry and factors affecting the securities market in general will often result in significant volatility of the Company's common stock.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

         Not applicable.

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

            DISCLOSURE.

         None.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         The information required by Item 10 is hereby incorporated by reference from the Proxy Statement for the 1998 Special Meeting of Trusted Information Systems, Inc.

ITEM 11.     EXECUTIVE COMPENSATION.

         The information required by Item 11 is hereby incorporated by reference from the Proxy Statement for the 1998 Special Meeting of Trusted Information Systems, Inc.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by Item 12 is hereby incorporated by reference from the Proxy Statement for the 1998 Special Meeting of Trusted Information Systems, Inc

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In June 1996, the Company purchased the real property and improvements located adjacent to the Company's Glenwood, Maryland headquarters (the "Adjacent Property") from Glenwood Associates Limited Partnership ("Glenwood Associates") for a purchase price of $360,000 at the time of the purchase. Stephen T. Walker was the general partner of Glenwood Associates and Dr. Martha
A. Branstad was a limited partner of Glenwood Associates. The purchase price was determined based on a valuation of the property prepared by the Company based primarily upon an independent appraisal. Prior to such transaction, the Company leased the Adjacent Property from Glenwood Associates pursuant to an oral lease agreement which provided for monthly rent of $3,929 plus payment of operating expenses.

         In August 1996, in connection with a $2.0 million credit facility (the "Credit Facility") with Mercantile Bank, Mr. Walker entered into a personal guaranty agreement with Mercantile Bank. Under the Credit Facility, Mr. Walker unconditionally and irrevocably guaranteed the obligations of the Company under the Credit Facility. This guarantee was released by Mercantile Bank in 1997.

         The Company believes that all transactions set forth above were made on terms no less favorable to the Company than would have been obtained from unaffiliated third parties. The Company has adopted a policy whereby all future transactions between the Company and its officers, directors and affiliates will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties and will be approved by a majority of the disinterested members of the Board of Directors.

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.



                                                                                           PAGE NUMBER
                                                                                           -----------
(a)      DOCUMENTS FILED AS PART OF THE REPORT:

         (1)     Report of Independent Auditors                                               F-2
                 Consolidated Balance Sheets at December 27, 1996
                          and December 26, 1997                                               F-3
                 Consolidated Statements of Operations for the years ended
                          December 29, 1995, December 27, 1996,
                          and December 26, 1997                                               F-4
                 Consolidated Statements of Shareholders' Equity for the
                          years ended December 29, 1995, December 27, 1996,
                          and December 26, 1997                                               F-5
                 Consolidated Statements of Cash Flows for the years ended
                          December 29, 1995, December 27, 1996,
                          and December 26, 1997                                               F-6
                 Notes to Consolidated Financial Statements                                   F-8

         (2)     Financial Statement Schedules
                 Schedule II Valuation and Qualifying Accounts                                57

         (3)     Exhibits                                                                     58


         Exhibit Number         Description
         --------------         -----------
         3.1*             Certificate of Incorporation of the Company.
         3.1.1*           Certificate of Amendment to Certificate of
                          Incorporation, as filed with the Delaware Secretary
                          of State on October 2, 1996.
         3.2*             Amended and Restated Bylaws of the Company.
         4.1*             Specimen stock certificate for shares of Common Stock
                          of the Company.
         4.2*             Target Stockholders' Agreement and Affiliate's
                          Agreement dated as of October 15, 1997 by and among
                          the Company, Certain Stockholders and the Investors
                          named therein.
         4.3*             Agreement and Plan of Merger dates as of
                          October 3,1997 by and among the Company, Trusted
                          Acquisitions,
                          Inc. and Haystack Laboratories, Inc.
         10.1*            Amended and Restated Employee Stock Option Plan.
         10.2*            Amended and Restated 1996 Stock Option Plan.
         10.2.1*          Form of Incentive Stock Option Agreement pursuant to
                          1996 Stock Option Plan.
         10.2.2*          Form of Non-Qualified Stock Option Agreement pursuant
                          to 1996 Stock Option Plan.
         10.3*            Amended and Restated 1996 Directors' Stock Option
                          Plan.
         10.4*            Form of Employee Agreement Regarding Confidentiality
                          and Inventions.
         10.5*            Form of Software License and Reseller Agreement.
         10.6*            Form of Consulting Services Agreement.
         10.7*            Form of Indemnification Agreement by and between the
                          Company and its directors and officers.
         10.8*            Construction Loan Agreement dated July 26, 1995, by
                          and between the Company and Mercantile-Safe Deposit
                          and Trust Company.
         10.9*            Construction Loan Promissory Note dated July 26,
                          1995, by and between the Company and Mercantile-Safe
                          Deposit and Trust Company.

         10.10*           Deed of Trust and Security Agreement dated July 26,
                          1995, by and between the Company and Mercantile-Safe
                          Deposit and Trust Company.
         10.11*           Security Agreement, dated July 26, 1995, by and among
                          the Company, Mercantile-Safe Deposit and Trust
                          Company and Stephen T. Walker.
         10.12*           Personal Guaranty Agreement dated July 26, 1995, by
                          and between Stephen T. Walker and Mercantile-Safe
                          Deposit and Trust Company.
         10.13*           Revolving Note issued by the Company on April 4,
                          1996, to Mercantile-Safe Deposit and Trust Company.
         10.14*           Security Agreement dated April 4, 1996, by and
                          between the Company and Mercantile-Safe Deposit and
                          Trust Company.
         10.15*           Revolving Note issued by the Company on April 4,
                          1996, to Mercantile-Safe Deposit and Trust Company.
         10.16.1*         Security Agreement as of August 27, 1996, by and
                          between the Company and Mercantile-Safe Deposit and
                          Trust Company.
         10.16.2*         Revolving Note issued by the Company as of August 27,
                          1996, to Mercantile-Safe Deposit and Trust Company.
         10.17*           Office Building Lease dated February 1, 1990, by and
                          between the Company and Perini Investment Properties,
                          Inc.
         10.18*           Lease Amendment I dated May 26, 1994, by and between
                          the Company and Robert R. Walker, Jr., Receiver
                          (relating to exhibit 10.17).
         10.19*           Standard Lease dated April 12, 1989, by and between
                          the Company and R&B Property Holding Company.
         10.20*           Amendment to Lease effective November 1, 1992, by and
                          between the Company and R&B Property Holding Company
                          (relating to exhibit 10.19).
         10.21*           Lease Agreement dated as of October 3, 1995, by and
                          between Trusted Information Systems (UK) Limited and
                          Theale Estates Limited.
         10.22*           Deed dated July 17, 1996, by and between the Company
                          and Glenwood Associates Limited Partnership.
         10.22.1*         Promissory Note issued by the Company on July 17,
                          1996, to Glenwood Associates Limited Partnership.
         10.22.2*         Deed of Trust and Security Agreement dated December
                          1, 1993, by and between Glenwood Associates Limited
                          Partnership and Mercantile-Safe Deposit and Trust
                          Company.
         10.22.3*         Promissory Note issued by Glenwood Associates Limited
                          Partnership on December 1, 1993 to Mercantile-Safe
                          Deposit and Trust Company.
         10.23*           Deed and Confirmatory Deed dated July 26, 1995, by
                          and between the Company and Stephen T. Walker.
         10.24*           Agreement and Plan of Merger dated May 30, 1996.
         10.25+           Patent and Software License Agreement dated January
                          24, 1997, by and between the Company and
                          International Business Machines Corporation.
         21.1*            Subsidiaries of the Registrant.
         23.1**           Consent of Ernst & Young LLP, Independent Auditors
         24.1**           Power of Attorney (included in signature pages).
         27**             Financial Data Schedule.
         -----------------------------------------------------------------------

* Previously filed as an exhibit to the Company's Registration Statement Number 333-5419 on Form S-1 and incorporated herein by reference.
**       Filed herewith.
+        Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 12b-24 of the Securities Exchange Act of 1934, as amended, filed on March 27, 1997.

---------------------------

(b)      REPORTS ON FORM 8-K

                 On October 24, 1997, a Form 8-K, Item 2, was filed disclosing the merger between Haystack Laboratories, Inc. and Trusted Acquisitions, Inc. a Delaware corporation and a wholly-owned subsidiary of the Company.

                 On October 27, 1997, a Form 8-K, Item 2 was filed to include as an exhibit the Merger Agreement by and between Haystack Laboratories, Inc. and Trusted Acquisitions, Inc.

                 On December 24, 1997, an amendment to the Form 8-K was filed to include financial statements of Haystack Laboratories, Inc.

                 On February 25, 1998, a Form 8-K, Items 5 and 7 was filed to include as an exhibit the Agreement and Plan of Merger dated February 22, 1998 , by and among Network Associates, Inc., Thor Acquisition Corporation, and Trusted Information Systems, Inc.

(c)      EXHIBITS

                 The exhibits required by this Item are listed under Item 14(a)(3).

(d)      FINANCIAL STATEMENT SCHEDULE

                 Schedule II- Valuation and Qualifying Accounts

                       TRUSTED INFORMATION SYSTEMS, INC.

                         INDEX TO FINANCIAL STATEMENTS

    Report of Independent Auditors                                               F-2
    Consolidated Balance Sheets at December 27, 1996
             and December 26, 1997                                               F-3
    Consolidated Statements of Operations for the years ended
             December 29, 1995, December 27, 1996
             and December 26, 1997                                               F-4
    Consolidated Statements of Shareholders' Equity for the
             years ended December 29, 1995, December 27, 1996 and
             December 26, 1997                                                   F-5
    Consolidated Statements of Cash Flows for the years ended
             December 29, 1995, December 27, 1996
             and December 26, 1997                                               F-6
    Notes to Consolidated Financial Statements                                   F-8

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Trusted Information Systems, Inc.

We have audited the accompanying consolidated balance sheets of Trusted Information Systems, Inc. as of December 27, 1996 and December 26, 1997 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 26, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trusted Information Systems, Inc. at December 27, 1996 and December 26, 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 26, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                           /s/ Ernst & Young LLP





Vienna, Virginia
March 2, 1998

                       Trusted Information Systems, Inc.

                          Consolidated Balance Sheets

                                                 =============        ============
                                                  DECEMBER 27,        DECEMBER 26,
                                                      1996               1997
 Assets
 Current assets:
   Cash and cash equivalents . . . . . . .        $ 3,237,147         $ 1,290,075
   Marketable securities . . . . . . . . .         39,066,569          27,160,179
   Accounts receivable, net of allowance of
     $174,592 and 700,389 for 1996 and 1997,
     respectively                                   6,208,367          11,365,888
   Unbilled receivables  . . . . . . . . .          1,746,370           2,108,761
   Prepaid expenses and other current assets          983,231           2,537,079
   Refundable income taxes . . . . . . . .          1,507,121             480,000
                                                  -----------         -----------
 Total current assets  . . . . . . . . . .         52,748,805          44,941,982
 Property and equipment, net . . . . . . .          6,851,062           8,161,497
 Other assets  . . . . . . . . . . . . . .            355,593             664,962
                                                  -----------         -----------
 Total assets  . . . . . . . . . . . . . .        $59,955,460         $53,768,441
                                                  ===========         ===========

 Liabilities and shareholders' equity
 Current liabilities:
   Accounts payable  . . . . . . . . . . .        $ 1,044,914         $   568,425
   Accrued expenses  . . . . . . . . . . .          4,505,385           6,515,196
   Deferred income taxes . . . . . . . . .            403,324               --
   Deferred revenue  . . . . . . . . . . .          2,280,126           3,446,422
   Notes payable, current portion  . . . .            150,857             152,811
                                                  -----------         -----------
 Total current liabilities . . . . . . . .          8,384,606          10,682,854
 Notes payable, net of current portion . .          2,424,355           2,276,345
 Other non-current liabilities . . . . . .             47,365              76,607
                                                  -----------         -----------
 Total liabilities . . . . . . . . . . . .         10,856,326          13,035,806

 Commitments

 Shareholders' equity:
 Preferred stock,  $.01 par value; 5,000,000
   shares authorized; no shares issued or                  --                  --
   outstanding . . . . . . . . . . . . . .
 Common stock, $.01  par value; 40,000,000 shares
   authorized;  13,235,890 and  13,792,762 shares
   issued  and outstanding  at December  27, 1996
   and December 26, 1997, respectively                132,359             137,928
   Additional paid-in capital  . . . . . .         49,702,117          51,152,383
   Unrealized gains, net of income taxes of
   $932,838. . . . . . . . . . . . . . . .          1,495,162                  --
   Foreign currency translation adjustment             12,663             (26,712)
   Retained deficit  . . . . . . . . . . .         (1,298,884)         (9,863,054)
   Deferred stock compensation . . . . . .           (944,283)           (667,910)
                                                  -----------         -----------
 Total shareholders' equity  . . . . . . .         49,099,134          40,732,635
                                                  -----------         -----------
 Total liabilities and shareholders' equity       $59,955,460         $53,768,441
                                                  ===========         ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                                                          Trusted Information Systems, Inc.
                                                        Consolidated Statements of Operations
                                            ==========================================================
                                                  YEAR ENDED         YEAR ENDED           YEAR ENDED
                                                  DECEMBER 29,      DECEMBER 27,          DECEMBER 26,
                                                     1995               1996                 1997
                                            -----------------     ---------------       --------------
Revenues:
  Government contracts................      $      12,327,502     $    11,095,247       $   9,605,877
  Commercial products.................              4,270,924          14,602,736          28,782,406
  Commercial consulting
    services..........................              1,491,661           1,677,285           3,834,400
                                            -----------------     ---------------       -------------
                                                   18,090,087          27,375,268          42,222,683
Cost of revenues:
  Government contracts................              8,844,719           7,864,862           6,557,171
  Commercial products.................              1,142,282           3,450,754           4,231,051
  Commercial consulting
    services..........................                877,946             987,694           2,246,646
                                            -----------------     ---------------       -------------
                                                   10,864,947          12,303,310          13,034,868
                                            -----------------     ---------------       -------------
Gross profit..........................              7,225,140          15,071,958          29,187,815

Operating expenses:
  Selling, general and
   administrative.....................              3,727,701          15,472,859          28,641,944
  Research and development............              1,144,737           4,309,891           8,532,987
  Non-recurring transaction and
    other related costs...............                     --                  --           3,534,957
                                            -----------------     ---------------       -------------

                                                    4,872,438          19,782,750          40,709,888
                                            -----------------     ---------------       -------------

Income (loss) from
 operations...........................              2,352,702         (4,710,792)        (11,522,073)
Other income (expense):
  Interest income.....................                 50,276             518,404           1,901,561
  Interest expense....................              (158,778)           (415,243)           (259,750)
  Non-recurring gain on sale of
    marketable securities.............                     --                  --           1,670,377
                                            -----------------     ---------------       -------------
                                                    (108,502)             103,161           3,312,188
                                            -----------------     ---------------       -------------
Income (loss) before income
  taxes...............................              2,244,200         (4,607,631)         (8,209,885)
Income tax provision
  (benefit)...........................               900,137         (1,396,510)             354,285
                                            -----------------      --------------       -------------
Net income (loss).....................      $       1,344,063      $  (3,211,121)       $ (8,564,170)
                                            =================     ===============       =============
Earnings (loss) per share.............      $            0.18      $       (0.32)       $      (0.63)
                                            =================     ===============       =============
Earnings (loss) per share
  assuming dilution...................      $            0.17      $       (0.32)       $      (0.63)
                                            =================     ===============       =============
Weighted average shares outstanding                 7,333,676           9,952,120          13,531,876
                                            =================     ===============       =============
Weighted average shares outstanding
  assuming dilution...................              8,018,579           9,952,120          13,531,876
                                            =================     ===============       =============


 The accompanying notes are an integral part of these consolidated financial statements.

                       Trusted Information Systems, Inc.
                Consolidated Statements of Shareholders' Equity


                                                  ======================================================================
                                                             Common Stock
                                                  -------------------------------
                                                                                          Additional
                                                    Number                                 Paid-in            Unrealized
                                                  of Shares                Amount           Capital             Gains
                                                  ---------                ------         ----------          ----------

BALANCE AT DECEMBER 30,
 1994, AS PREVIOUSLY
 REPORTED                                          7,516,079             $ 75,161        $   359,200        $         0
Adjustment for pooling
  of interests                                     1,378,726               13,787            644,709
                                                  ----------             --------        -----------        -----------
BALANCE AT DECEMBER 30,
  1994, AS RESTATED                                8,894,805               88,948          1,003,909                 --

Net income for 1995
Exercise of stock options                              6,453                   64              3,169
Repurchase of common
  Stock                                            (588,921)              (5,889)          (362,369)
Translation adjustment
                                                  ----------             --------        -----------        -----------
BALANCE AT DECEMBER 29,
 1995                                              8,312,337               83,123            644,709                  0

Net loss for 1996
Exercise of stock options                            646,979                6,470            341,454
Issuance of common stock
   net of costs                                      366,574                3,666          2,246,904

Sale of common stock, net of related costs
    of $1,869,250                                  3,910,000               39,100         45,363,550

Unrealized gain on available-for-sale
    securities, net of tax                                                                                    1,495,162
Deferred stock
   compensation                                                                            1,105,500
Amortization of deferred
  stock compensation
Translation adjustment
                                                  ----------             --------        -----------        -----------
BALANCE AT DECEMBER 27,
    1996                                          13,235,890              132,359         49,702,117          1,495,162

Net loss for 1997
Exercise of stock options                            556,872                5,569            760,698

Stock Issued Compensation Plan                                                               689,568
Gain on sale of available for-sale
    securities, net of tax                                                                                  (1,495,162)
Amortization of deferred
  stock compensation
Translation adjustment
                                                  ----------             --------        -----------        -----------
BALANCE AT DECEMBER 26,
    1997                                          13,792,762             $137,928        $51,152,383        $         0
                                                  ==========             ========        ===========        ===========


                                                  ======================================================================
                                                    Foreign
                                                    Currency           Retained           Deferred
                                                   Translation         Earnings            Stock
                                                   Adjustment         (Deficit)         Compensation           Total
                                                   -----------        ---------         ------------       -----------
BALANCE AT DECEMBER 30,
 1994, AS PREVIOUSLY
 REPORTED                                         $   (6,103)      $   1,038,263        $          0      $  1,466,521
Adjustment for pooling
  of interests                                                         (430,827)                               227,669
                                                  -----------      -------------        ------------      ------------
Balance at December 30,
  1994, as restated                                   (6,103)            607,436                  --      $  1,694,190

Net income for 1995                                                    1,344,063                             1,344,063
Exercise of stock options                                                                                        3,233
Repurchase of common
  Stock                                                                 (39,262)                             (407,520)
Translation adjustment                                    982                                                      982
                                                  -----------      -------------        ------------      ------------
BALANCE AT DECEMBER 29,
 1995                                                 (5,121)          1,912,237                   0         2,634,948

Net loss for 1996                                                    (3,211,121)                           (3,211,121)
Exercise of stock options                                                                                      347,924
Issuance of common stock
   net of costs                                                                                              2,250,570

Sale of common stock, net of related costs
    of $1,869,250                                                                                           45,402,650

Unrealized gain on available-for-sale
    securities, net of tax                                                                                   1,495,162
Deferred stock
   compensation                                                                          (1,105,500)                 0
Amortization of deferred
  stock compensation                                                                         161,217           161,217
Translation adjustment                                 17,784                                                   17,784
                                                  -----------      -------------        ------------      ------------
BALANCE AT DECEMBER 27,
    1996                                               12,663        (1,298,884)           (944,283)        49,099,134

Net loss for 1997                                                    (8,564,170)                           (8,564,170)
Exercise of stock options                                                                                      766,267

Stock Issued Compensation Plan                                                                                 689,568
Gain on sale of available for-sale
    securities, net of tax                                                                                 (1,495,162)
Amortization of deferred
  stock compensation                                                                         276,373           276,373
Translation adjustment                               (39,375)                                                 (39,375)
                                                  -----------      -------------        ------------      ------------
BALANCE AT DECEMBER 26,
    1997                                             (26,712)      $ (9,863,054)        $  (667,910)      $ 40,732,635
                                                  ===========      ==============       ============      ============


  The accompanying notes are an integral part of these consolidated financial statements.

                       TRUSTED INFORMATION SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         ========================================================================
                                                           YEAR ENDED                      YEAR ENDED               YEAR ENDED
                                                           DECEMBER 29,                    DECEMBER 27,             DECEMBER 26,
                                                               1995                             1996                    1997
                                                         --------------                -----------------          ---------------
OPERATING ACTIVITIES
  Net income (loss)..............................        $   1,344,063                 $    (3,211,121)           $   (8,564,170)
   Adjustments:
     Depreciation................................              261,020                         347,929                 1,000,873
     Deferred income taxes.......................             (136,386)                       (102,244)                  528,634
     Amortization of deferred stock
       compensation..............................                   --                         161,217                   276,373
     Gain on sale of marketable securities                          --                              --                (1,670,377)
     Changes in operating assets and
       liabilities:
       Accounts receivable and
         unbilled receivables....................           (2,924,877)                     (2,187,758)               (5,519,912)
       Prepaid expenses and other
         current assets..........................             (119,829)                       (724,793)               (1,553,848)
       Other assets..............................               22,065                        (292,146)                 (309,369)
       Accounts payable..........................              219,099                         337,834                  (476,489)
       Accrued payroll and other accrued
         expenses................................              819,102                       1,745,238                 2,009,811
       Other non-current liabilities.............                   --                          47,365                    29,242
       Income taxes
         payable/refundable......................             (276,546)                     (1,629,295)                1,027,121
       Deferred revenue..........................              999,706                       1,239,667                 1,166,296
                                                         -------------                 ---------------            --------------
   Net cash provided by (used in)
     operating activities........................              207,417                      (4,268,107)              (12,055,815)
INVESTING ACTIVITIES
  Purchases of property and
    equipment....................................           (2,095,829)                     (3,457,150)               (2,311,308)
   Sale of marketable securities                                    --                              --                 1,681,258
   (Purchase)/Redemption of marketable
     securities..................................                   --                     (36,628,126)                9,468,390
                                                         -------------                 ---------------            --------------
   Net cash (used in)  provided by investing
     activities..................................           (2,095,829)                    (40,085,276)                8,838,340
 FINANCING ACTIVITIES
   Proceeds from issuance of common
     stock, net of related costs.................                   --                      47,653,220                        --
   Proceeds from exercise of stock
     options and stock issued compensation
     plan........................................                3,233                         347,924                 1,455,835
   Repurchase of common stock....................             (407,520)                             --                        --
   Net borrowings (repayments) of
     short-term borrowings.......................            1,523,000                      (1,523,000)                       --
   Proceeds from issuance of notes
     payable.....................................            1,036,299                       1,801,777                   600,000
   Repayments of notes payable...................             (269,081)                       (967,214)                 (746,057)
                                                         -------------                 ---------------            --------------
   Net cash provided by
     financing activities........................            1,885,931                      47,312,707                 1,309,778
                                                         -------------                 ---------------            --------------

   Effect of exchange rate changes on
     cash........................................                  982                          17,784                   (39,375)
                                                         -------------                 ---------------            --------------
   Net change in cash and cash
     equivalents.................................               (1,499)                      2,977,108                (1,947,072)
   Cash and cash equivalents at beginning
      of  period...............................                261,538                         260,039                 3,237,147
                                                         -------------                 ---------------            --------------
   Cash and cash equivalents at end
      of period..................................        $     260,039                 $     3,237,147            $    1,290,075
                                                         =============                 ===============            ==============
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
  Interest paid during the period................        $     162,724                 $       499,474            $      263,723
                                                         =============                 ===============            ==============
  Income taxes paid during the
  period.........................................        $   1,176,683                 $       325,537            $            0
                                                         =============                 ===============            ==============



 The accompanying notes are an integral part of these consolidated financial statements.

                       TRUSTED INFORMATION SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          (INFORMATION AS OF DECEMBER 26, 1997 AND FOR THE YEARS ENDED DECEMBER 29, 1995, DECEMBER 27, 1996 AND DECEMBER 26, 1997)


1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

Description of Business

Trusted Information Systems, Inc. (the "Company" or "TIS") provides comprehensive security solutions for the protection of computer networks, including global Internet-based systems, internal networks and individual workstations and laptops. The Company develops, markets, licenses, and supports the Gauntlet family of firewall products, the Stalker line of intrusion detection products and other network security products as well as TIS' patented RecoverKey(TM) technology. In addition to providing leading edge information security products, TIS performs an array of services in the areas of cryptography, security consulting, training, and advanced research and engineering for commercial and government customers on a worldwide basis.

Fiscal Periods

The Company's fiscal year is based on a 52-53 week year ending on the last Friday in December. The years ended December 29, 1995, December 27, 1996 and December 26, 1997 were 52-week years. Each of the Company's fiscal quarters consists of a 13-week period.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Trusted Information Systems U.K. Limited ("TIS UK"), Trusted Information Systems GmbH ("TIS GmbH"), and Haystack Laboratories ("Haystack"). The TIS UK subsidiary was established in 1992 to conduct the Company's activities in the United Kingdom and the TIS GmbH subsidiary was established in 1996 to conduct the Company's activities in Germany. All material intercompany accounts and transactions have been eliminated upon consolidation. Prior period consolidated financial statements and corresponding notes to financial statements have been restated to give effect to the merger unless the effect of the business combination was not material to the financial statements of the Company (1995 was not restated due to immateriality).

Revenues from the Company's European subsidiaries amounted to 3.1%, 3.8% and 6.7% of total revenues for the years ended December 29, 1995, December 27, 1996, and December 26, 1997, respectively. Translation adjustments from foreign operations are not significant in the current year nor is the risk associated with foreign operations considered to be significant.

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

Other Information Regarding Basis of Presentation

Amounts receivable, directly and indirectly, from government agencies approximated 15.9% and 16.8% of total accounts receivable at December 27, 1996 and December 26, 1997, respectively. Sales to these agencies accounted for approximately 68%, 41% and 23% of total revenues for the years ended December 29, 1995, December 27, 1996 and December 26, 1997, respectively.

Export sales, primarily to Europe, were 4.8%, 7.6%, and 12.7% of total revenues for the years ended December 29, 1995, December 27, 1996, and December 26, 1997, respectively.

SIGNIFICANT ACCOUNTING POLICIES

Marketable Securities

Marketable securities are classified as available-for-sale and are carried at fair market value with unrealized gains and losses, net of taxes reported in a separate component of shareholders' equity. At December 27, 1996, marketable securities consisted of an investment in 100,000 shares of Cybercash, Inc. and approximately $36.7 million in U.S. Government and U.S. Government-sponsored securities, all with maturities of less than three months. At December 26, 1997, marketable securities consisted of approximately $27.2 million in government-sponsored securities with maturities of less than 9 months, carried at cost, which approximates their fair value.

Realized gains in value judged to be other-than-temporary are included in investment income. Interest and dividends are included in investment income. At December 27, 1996, the common stock of Cybercash, Inc., which the Company purchased in connection with the formation of the company, had a cost basis of approximately $10,000 and an unrealized gain and estimated fair value of approximately $1.5 million (net of taxes of $932,838). The Company sold the Cybercash stock in the third quarter of 1997. Proceeds from this transaction were $1,681,258 and a gross gain of $1,670,377 was realized on the sale.

Fair Value of Financial Instruments

The Company considers the recorded costs of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, marketable securities, accounts payable and long-term debt to approximate the fair value of the respective assets and liabilities at December 27, 1996 and December 26, 1997. The Company performs periodic credit evaluations of the financial condition of its customers and typically does not require collateral from its customers.

Property and Equipment

Property and equipment is stated at cost. Additions prior to fiscal year 1996 are depreciated on an accelerated basis using estimated useful lives of 20-40 years for buildings and improvements and 5-10 years for furniture and equipment. Additions for fiscal years 1996 and 1997 are depreciated on a straight line basis over similar lives.

Stock Options Granted to Employees

The Company records compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation, which encourages companies to recognize expense for stock-based awards based on their estimated fair value on the date of grant. Statement No. 123, effective for 1996, does not require companies to change their existing accounting for stock-based awards, but if the new fair value method is not adopted, pro forma income and earnings per share data should be provided in the footnotes to the financial statements. The Company's financial statements supplementally disclose the required pro forma information as if the fair value method had been adopted for 1996 and 1997. (See footnote 6.)

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

Under its government contracts, the Company is subject to audit by the Defense Contract Audit Agency (DCAA) which could result in the renegotiation of amounts previously billed. The DCAA has performed audits of the Company's costs through 1995. Management believes that the results of such audits will not have a material adverse effect on the Company's financial position or results of operations.

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

Advertising Costs

All advertising costs are expensed when incurred. Costs which are included in expense for the years ended December 29, 1995, December 27, 1996, and December 26, 1997 were approximately $28,700, $340,453 and $854,715, respectively.

Earnings (Loss) Per Share

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully dilutive earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

Recently Issued Accounting Standards

In June 1997, FASB issued Statement No. 130, "Reporting Comprehensive Income" which is effective for fiscal years beginning after December 15, 1997. The Statement establishes standards for reporting and display of comprehensive income and its components in financial statements. The Company will adopt Statement No. 130 in the first quarter of 1998 and will provide the financial statement disclosures as required by the Statement. The application of the new rules will not have an impact on the Company's financial position or results from operations.

In June 1997, FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" which is effective for fiscal years beginning after December 15, 1997. The Statement changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial statements to shareholders. The Statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt Statement No. 131 in 1998 resulting in additional segment disclosures as required by the Statement. The application of the new rules will not have an impact on the Company's financial position or results from operations.

In October 1997, the AICPA issued SOP 97-2, "Software Revenue Recognition," which changes the requirements for revenue recognition of software licenses and sales for transactions that the Company will enter into beginning January 1, 1998. The Company has not yet assessed what the impact of the SOP will be on the 1998 financial statements.

2. SUBSEQUENT EVENTS

Networks Associates, Inc. ("Network Associates") a Delaware corporation, and Trusted Information Systems, Inc., a

Delaware corporation ("TIS"), have entered into an Agreement and Plan of Reorganization, dated as of February 22, 1998, (the "Reorganization Agreement"), among Network Associates, Thor Acquisition Corp., a wholly-owned subsidiary of Network Associates ("Merger Sub"), and TIS. Pursuant to the Reorganization Agreement, Merger Sub will merge with and into TIS, TIS will continue as the surviving corporation and will become a wholly-owned subsidiary of Network Associates, and each outstanding share of common stock of TIS, $0.01 par value ("TIS Common Stock"), will be converted into the right to receive
0.323 of a share (the "Exchange Ratio") of the common stock of Network
Associates.

The Company has separation agreements with Gina Dubbe, Martha Branstad, Harvey Weiss, Homayoon Tajalli, and Ronald Raiser which may compensate them and provide for certain benefits for up to one year after their services are separated in the event of certain circumstances.

3. MERGERS AND ACQUISITIONS

On October 16, 1997, the Company acquired 100% of the outstanding stock of Haystack Laboratories, Inc. ("Haystack"), an intrusion detection organization based in Austin, Texas, for 2,098,935 shares of the Company's Common Stock.
The Company recognized approximately $3.5 million in non-recurring transaction and other related costs in connection with the merger. The business combination was accounted for by the pooling of interests method of accounting. As such, the assets, liabilities and shareholders' equity of Haystack were combined with the Company's respective accounts at recorded values. Prior period consolidated financial statements and corresponding notes to financial statements have been restated to give effect to the merger unless the effect of the business combination was not material to the financial statements of the Company (1995 was not restated due to immateriality).

Included in the consolidated statements of operations for the year ended December 26, 1997 are the following results of the previously separate companies:

Period from December 28, 1996 to September 26, 1997 (approximating the combination date)
-------------------------------------------------------------------------
(in thousands)     TIS                 Haystack            Consolidated
-------------------------------------------------------------------------
Revenues           $  28,481           $  1,309            $  29,270
Net loss              (2,069)          $ (2,215)           $  (4,264)

The following is a reconciliation of revenues and net loss previously reported by the Company for the year ended December 27, 1996, with the combined amounts currently presented in the financial statements for that year:

Year Ended December 27, 1996
-------------------------------------------------------------------------
(in thousands)     TIS                 Haystack            Consolidated
-------------------------------------------------------------------------
Revenues           $  26,370           $  1,005            $  27,375
Net loss           $  (2,164)          $ (1,047)           $  (3,211)

In connection with the acquisition of Haystack, an escrow was established of approximately 10% of the Company's shares issued to Haystack shareholders. In March, 1998, a contingent claim, the amount of which was indeterminate at December 26, 1997 and will be determined in accordance with the related escrow, was filed by the Company against a portion of those shares.

4. PROPERTY AND EQUIPMENT

Property and equipment consists of::

                                                 December 27,  December 26,
                                                     1996          1997
                                                -------------  -------------
 Land                                           $     322,926  $     322,926
 Buildings and building improvements                4,657,585      4,783,818
 Furniture and equipment                            3,214,021      5,091,510
 Software                                             254,659        515,765
 Vehicles                                                  --         22,134
 Leasehold improvements                               116,123        140,469
                                                -------------  -------------
                                                    8,565,314     10,876,622
 Less: accumulated depreciation and
 amortization                                     (1,714,252)    (2,715,125)
                                                -------------  -------------
                                                $   6,851,062  $   8,161,497
                                                =============  =============

5. NOTES PAYABLE

Notes payable to banks and others consists of the following:

                                                                   December 27,    December 26,
                                                                       1996           1997
                                                                   -----------     -----------
 Small Business Administration mortgage note due in
   monthly principal and interest (10.1% per annum)
   installments of approximately $5,000 through 2009
 Notes payable to a bank:                                          $   405,052     $   387,453
   Mortgage note; principal due in monthly installments of
    $10,000 and interest payable monthly at a three year
    fixed rate of 8.46%, balance due December, 2011                  1,750,000       1,640,000
   Mortgage note; due in monthly principal and interest
    (8.46% per annum) installments of $4,128; balance due
     December 2011                                                     420,160         401,703
                                                                   -----------     -----------
                                                                     2,575,212       2,429,156
 Less: current portion                                                 150,857         152,811
                                                                   -----------     -----------
                                                                   $ 2,424,355     $ 2,276,345
                                                                   ===========     ===========

In 1996, the Company modified its existing credit agreements and arranged for additional credit agreements to fund the Company's growth prior to its initial public offering. These short-term credit facilities were paid off in conjunction with the Company's initial public offering.

The Company completed its expansion of its facilities at its Glenwood, Maryland location in 1996, and substantially paid down the balance on its construction loan of $1.8 million. This loan was then converted in December 1996 into a mortgage note which is collateralized by the underlying properties.

Aggregate maturities of all notes payable at December 26, 1997 are as follows:

          1998                    $   152,811
          1999                        158,746
          2000                        162,547
          2001                        166,723
          2002                        171,312
          Thereafter                1,617,017
                                  -----------
          Total                   $ 2,429,156
                                  ===========

6. STOCK OPTIONS

The Company has adopted the Amended and Restated Employee Stock Option Plan ("Employee Option Plan") and the 1996 Stock Option Plan ("1996 Option Plan") which provide for the grant of incentive stock options and non-statutory stock options to executives, employees and consultants. The Employee Option Plan authorizes the issuance of options to acquire 6,134,593 shares of common stock and at December 27, 1996, options to acquire 111,391 shares of common stock under this plan were outstanding. No further options were granted under this plan and no options related to this plan were outstanding at December 26, 1997. The 1996 Option Plan authorizes the issuance of options to acquire 1,625,667 shares of common stock, and, at December 27, 1996 and December 26, 1997, options to acquire 1,352,793 and 1,276,507 shares of common stock, respectively, were outstanding under this plan.

 The vesting period, contractual life, and the exercise price of each option shall be determined by the respective plan administration committee. However, for incentive stock options, the exercise price shall not be less than the fair market value of the common stock on the date of the grant.

The Company has also adopted the 1996 Directors' Stock Option Plan ("Director Plan") which provides for the grant of non-statutory stock options to non-employee directors of the Company. The Director Plan authorizes the issuance of options to acquire 200,000 shares of common stock. On August 15, 1996 each of the Company's two existing outside directors were granted options to purchase 9,202 shares of common stock at an exercise price of $7.04 per share, and options to purchase 6,000 shares of common stock will be granted to each future director upon initial election to the board of directors. The options vest ratably over three years. Additionally, commencing in 1997, each director is entitled to annual grants of options to purchase 1,250 shares of common stock. Such annual options will vest in full at the earlier of (i) the first anniversary of the date of the grant or (ii) the date of the next annual meeting of stockholders. The exercise price of options granted under the Director Plan will equal the closing price per share of the common stock on the date of grant. As of December 27, 1996 and December 26, 1997, 18,404 and 20,904 options were outstanding under the Director Plan at weighted per share prices of $7.04 and $7.47, respectively.

Upon a change in control of the Company, as defined by the plans, 50% of any outstanding unvested options under the 1996 Option Plan or the Director Plan prior to the date of such change in control shall vest and be immediately exercisable.

In connection with the initial public offering, the Company recorded deferred compensation of $1,105,500 as a separate component of shareholders' equity related to the issuance in June 1996 of options for 92,018 shares of the Company's common stock. This deferred compensation is being amortized evenly over the four-year vesting period of the options. At December 27, 1996 and December 26, 1997, of the options for 92,018 shares, no options and options for 36,432 shares were exercisable, respectively.

Option activity under the Employee Option Plan and the 1996 Option Plan is as follows:

                                                                             WEIGHTED
                                      OPTIONS OUTSTANDING     PRICE          AVERAGE
                                        UNDER THE STOCK        PER           PRICE PER
                                              PLANS           SHARE           SHARE
                                      -------------------  ----------        ---------
Balance at December 30, 1994                 1,205,188     $   50-.69        $    .60
  Options granted . . . . . . . .                   --             --              --
  Options exercised . . . . . . .              (6,453)            .50             .50
  Options canceled  . . . . . . .            (122,693)        .50-.69             .54
                                             ---------     ----------        --------
Balance at December 29, 1995                 1,076,042        .50-.69             .69
  Options granted . . . . . . . .            1,304,712      2.66-7.04            2.98
  Options exercised . . . . . . .            (646,979)       .50-7.04             .54
  Options canceled  . . . . . . .            (269,591)       .50-7.04             .73
                                             ---------     ----------        --------
Balance at December 27, 1996                 1,464,184       .69-7.04            2.73
  Options granted . . . . . . . .              583,749      .85-13.88            8.39
  Options exercised . . . . . . .            (556,872)       .69-7.04            1.53
  Options canceled  . . . . . . .            (214,554)      .85-13.88            4.80
                                             ---------     ----------        --------
Balance at December 26, 1997                 1,276,507     $.69-13.88        $   5.64
                                             =========     ==========        ========

Options exercisable at December 26, 1997 totaled 439,522 at a weighted average per share price of $ 3.62.

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

Pro Forma Disclosure

Had compensation expense for TIS' stock option incentive plans for options granted after December 29, 1995 been determined based on the estimated fair value at the grant dates for awards under those plans, TIS' pro forma net loss and loss per share for 1996 would have been $3,652,402 and ($.37), respectively, and TIS pro forma net loss and loss per share for 1997 would have been $9,738,786 and ($0.72), respectively. Since no options were granted by the Company, there is no pro forma effect for the year ended December 29, 1995. The effects on 1996 and 1997 pro forma net income and earnings per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net income for future years due to such things as the vesting period of the stock options and the potential for issuance of additional stock options in future years.

The fair value of options granted after December 29, 1995, used as a basis for the above pro forma disclosures, was estimated as of the date of grant using a Black-Scholes option pricing model. The option pricing assumptions for 1996 include a dividend yield of 0%; an expected volatility of 1.414; a risk-free interest rate of 6.13%; and an expected life of 4 years. The option pricing assumptions for 1997 include a dividend yield of 0%, an expected volatility of 0.974, a risk-free interest rate of 5.74%, and an expected life of 4 years.

Weighted-average fair value and exercise price per option granted during 1996 were $2.87 and $2.86, respectively for options whose exercise price was equal to the fair value of the options on the date of the grant. For options whose exercise price was less than the fair value on the date of the grant, the weighted average fair value and exercise price per option granted during 1996 were $13.92 and $2.66, respectively. Weighted-average fair value and exercise per option granted during 1997 were $7.98 and $11.31, respectively, for options where exercise price was equal to the fair value of the options on the date of the grant and no options were granted at less than the fair value on the date of the grant. The weighted average contractual life for all options outstanding at December 26, 1997 was 3.67 years.

The following table summarizes information regarding stock options outstanding at December 26, 1997:


 Exercise Prices     Number Of Options      Weighted Average
                        Outstanding         Contractual Life
    $  2.66              790,213                 3.33
    $  7.04              103,177                 3.64
    $13.875               23,000                 4.22
    $11.125              353,867                 4.40
    $12.625                6,250                 4.49
                       ---------                 ----
    Total              1,276,507                 3.67

7. INCOME TAXES

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                            DECEMBER 27,       DECEMBER 26,
                                                                1996               1997
                                                           -------------       ------------
Deferred tax assets:
    Allowance for doubtful accounts                        $     70,718         $  208,272
    Other accrued expenses                                       69,668             72,885
    Accrued vacation                                            208,454            230,082
    Deferred revenues                                           342,266             41,945
    Deferred compensation                                        65,212            168,997
    Accrual to cash adjustment                                   37,000             40,358
    Tax credit carryforwards                                          -            253,083
    Net operating loss carryforwards                            329,000          1,664,893
                                                           -------------       ------------
                                                              1,122,318          2,680,515

Deferred tax liabilities:
    Property and equipment                                      144,240            299,768
    Unbilled receivables                                         49,154             68,754
    Unrealized gain on marketable securities                    936,728                  -
    Other                                                        29,520                  -
                                                           -------------       ------------
                                                              1,159,642            368,522

Net deferred tax asset (liability)                             (37,324)          2,311,993
Less: valuation allowance                                       366,000          2,311,993
                                                           -------------       ------------
Net deferred tax asset (liability)                          $ (403,324)         $        -
                                                           =============       ============

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 27, 1996 and December 26, 1997, management established a valuation allowance of $366,000 and $2,311,993, respectively, to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is an increase of $1,945,993.

At December 26, 1997, the Company had net operating loss carryforwards approximating $3,463,000, which will expire in the year 2012. Approximately $400,000 of the net operating loss carryforwards relates to deductions associated with disqualifying dispositions of incentive stock options. The tax benefit of these deductions, when realized through a valuation allowance reduction, will be credited to additional paid in capital and will not reduce future period income tax expense.

The provision (benefit) for income taxes consists of the following:

                                                 YEAR ENDED          YEAR ENDED          YEAR ENDED
                                                 DECEMBER 29,        DECEMBER 27,       DECEMBER 26,
                                                    1995                1996                1997
                                                 -----------        -------------       -------------
         Current:
           Federal                               $  855,775         $(1,169,020)        $  (400,949)
           State                                    180,748            (246,909)            (88,765)
           Foreign                                        -                    -                   -
                                                 -----------        -------------       -------------
                                                  1,036,523          (1,415,929)           (405,989)
         Deferred:
           Federal                                (125,518)               18,118             638,966
           State                                   (10,868)                1,301             121,288
                                                 -----------        -------------       -------------
                                                  (136,386)               19,419             760,274
                                                 -----------        -------------       -------------
Total income tax provision (benefit)             $  900,137         $(1,396,510)        $    354,285
                                                 ===========        =============       =============

The Company's provision for income taxes resulted in effective tax rates that varied from the statutory federal income tax rate as follows:

                                                 YEAR ENDED           YEAR ENDED              YEAR ENDED
                                                 DECEMBER 29,         DECEMBER 27,           DECEMBER 26,
                                                     1995                1996                     1997
         Expected federal income tax
           provision at 34%                       $  763,028        $   (1,567,642)        $  (2,791,361)
         Expenses not deductible for tax
           purposes                                   13,336                 26,111             1,328,338
         State income taxes, net of
           federal benefit                           112,121              (199,101)             (198,799)
         Change in tax status                              -                 92,000             (253,083)
         S Corp income not taxed at the
           corporation level                               -               (66,000)                     -
         Adjustment of prior year tax expense              -                      -               248,565
         Other                                        11,652               (47,878)               (9,090)
         Foreign                                           -                      -                83,722
         Change in valuation allowance                     -                366,000             1,945,993
                                                  -----------       ----------------       ---------------
                                                  $  900,137        $   (1,396,510)        $      354,285
                                                  ===========       ================       ===============

8. PROFIT SHARING AND STOCK PURCHASE PLAN

The Company has a 401(k) profit sharing plan covering all permanent U.S. employees who work at least 20 hours per week and similar pension plans for non-U.S. employees. Participants may make voluntary contributions to the plans and the Company matches these contributions, up to 5% of the employee's salary. In addition, the Company may make discretionary contributions to the plans. Participant contributions vest immediately and Company contributions vest over a six-year period. For the plan years ended December 29, 1995 and December 27, 1996, the Company paid the expenses of operating the plan which were approximately $4,500 and $4,800, respectively. For the plan year ended December 26, 1997, forfeitures of $69,042 from terminated employees were used to pay $6,861 in operating expenses of the plan and to reduce the Company's contributions. Contributions to the plan charged to operations for the years ended December 29, 1995, December 27, 1996 and December 26, 1997 totaled $532,170, $880,478, and $815,350 respectively.

In May 1997, the Company introduced an Employee Stock Purchase Plan to encourage and facilitate the purchase of Common Stock by employees of the Company. Under the plan, employees of the Company who elect to participate may purchase Common Stock at 85% of the fair market value of the Common Stock at the lesser of the stock closing price on the commencement date or the ending date of each offering period. The plan permits an enrolled employee to make contributions through the use of payroll deductions. The aggregate amount of stock which may be purchased under this plan is 400,000 shares. For fiscal 1997, 30,727 shares at a purchase price of $8.50 were paid for and issued on December 31, 1997.

9. COMMITMENTS

The Company leases certain office space in California, Maryland, and Virginia, and sales satellite offices, under non-cancelable operating lease agreements. Certain leases contain escalation clauses and require the Company to pay its share of any increases in operating expenses and real estate taxes. Rent expense was $281,381, $591,440 and $1,289,552 for the years ended December 29, 1995, December 27, 1996 and December 26, 1997, respectively. Future minimum lease payments under all non-cancelable operating lease arrangements are approximately as follows:


          1998                              $ 1,632,685
          1999                                1,567,183
          2000                                1,394,304
          2001                                  862,939
          2002                                  271,298
          Thereafter                                  _
                                            -----------
          Total                             $ 5,728,409

The Company maintains self-insurance programs for health care and short-term disability costs with stop-loss insurance. Expense incurred for group medical claims, program premiums and stop-loss limit charged to operations for the years ended December 29, 1995, December 27, 1996 and December 26, 1997 totaled $621,378, $780,888, and $1,186,147 respectively.

10. RELATED PARTY TRANSACTIONS

The Company purchased property adjacent to its Glenwood, Maryland headquarters from a related party on June 28, 1996 for $360,000 by assuming a mortgage note payable (see Note 5) and the elimination of a receivable. Such property had previously been rented by the Company from the related party. Rent expense under the lease agreement for the years ended December 29, 1995 and December 27, 1996 totaled approximately $47,000 and $24,000, respectively.

In August 1995, the Company issued a promissory note for the benefit of a shareholder and former officer in the principal amount of $307,520 representing the balance of monies due to him in connection with the repurchase by the Company of 588,921 shares of common stock. This promissory note was paid in full in September 1995.

11. COMPUTATION OF EARNINGS (LOSS) PER SHARE.

The following schedule sets forth the computation of basic and diluted earnings
(loss) per share:

                                                             For fiscal years ending
                                          December 29, 1995      December 27, 1996    December 26, 1997
                                          -------------------------------------------------------------
Numerator for basic and diluted earnings
  per share:
  Net income (loss)                           $1,344,063           $(3,211,121)         $(8,564,170)

Denominator:
  Denominator for basic earnings per
    share - weighted average shares            7,333,676             9,952,120           13,531,876

    Effect of dilutive securities:
     Stock options                               684,903                    --                   --
                                          -------------------------------------------------------------
    Dilutive potential common shares             684,903                    --                   --

  Denominator for diluted earnings per
    share - adjusted weighted average
    shares and assumed conversions             8,018,579             9,952,120           13,531,876
                                               =========             =========           ==========

  Basic earnings (loss) per share                  $0.18               $(0.32)              $(0.63)
                                                   =====               =======              =======

  Diluted earnings (loss) per share                $0.17               $(0.32)              $(0.63)
                                                   =====               =======              =======

Options to purchase 1,464,184 shares of common stock at a weighted average per share price of $2.73 and 1,276,507 shares of common stock at a weighted average per share price of $5.64 were outstanding during 1996 and 1997, respectively, but were not included in the computation of diluted earnings per share as the effect would be antidilutive.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Glenwood, Maryland, on the 19th of March, 1998.


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


                 SIGNATURE                                  TITLE                             DATE
                 ---------                                  -----                             ----

/s/ Stephen T. Walker                              President, Chief Executive                 March __, 1998
-----------------------------------------------    Officer, Chairman of the
    Stephen T. Walker                              Board and Director


/s/ Martha A. Branstad                             Executive Vice President and               March __, 1998
-----------------------------------------------    Chief Operating Officer
    Martha A. Branstad                             President of Advanced Research
                                                   and Engineering Division and Director


/s/ Harvey L. Weiss                                Executive Vice President, President        March __, 1998
-----------------------------------------------    of the Commercial Division, Secretary
    Harvey L. Weiss                                and Director


/s/ Ronald W. Kaiser                               Executive Vice President and Chief         March __, 1998
-----------------------------------------------    Financial Officer
    Ronald W. Kaiser


/s/ Gerald J. Popek                                Director                                   March __, 1998
-----------------------------------------------
    Gerald J. Popek


/s/ Charles W. Stein                               Director                                   March __, 1998
-----------------------------------------------
    Charles W. Stein

                       TRUSTED INFORMATION SYSTEMS, INC.

                                   FORM 10-K

                                 EXHIBIT INDEX


EXHIBIT          DESCRIPTION                                                   SEQUENTIAL PAGE NO.
-------          -----------                                                   -------------------
3.1*             Certificate of Incorporation of the Company.
3.1.1*           Certificate of Amendment to Certificate of Incorporation, as
                 filed with the Delaware Secretary of State on October 2, 1996.
3.2*             Amended and Restated Bylaws of the Company.
4.1*             Specimen stock certificate for shares of Common Stock of the
                 Company.
4.2*             Target Stockholders' Agreement and Affiliate's Agreement dated as of October 15, 1997 by and among the Company, Certain
                 Stockholders and the Investors named therein.
4.3*             Agreement and Plan of Merger dates as of October 3,1997 by and among the Company, Trusted Acquisitions, Inc. and Haystack
                 Laboratories, Inc
10.1*            Amended and Restated Employee Stock Option Plan.
10.2*            Amended and Restated 1996 Stock Option Plan.
10.2.1*          Form of Incentive Stock Option Agreement pursuant to 1996
                 Stock Option Plan.
10.2.2*          Form of Non-Qualified Stock Option Agreement pursuant to 1996
                 Stock Option Plan.
10.3*            Amended and Restated 1996 Directors' Stock Option Plan.
10.4*            Form of Employee Agreement Regarding Confidentiality and
                 Inventions.
10.5*            Form of Software License and Reseller Agreement.
10.6*            Form of Consulting Services Agreement.
10.7*            Form of Indemnification Agreement by and between the Company and its directors and officers.
10.8*            Construction Loan Agreement dated July 26, 1995, by and
                 between the Company and Mercantile-Safe Deposit and Trust
                 Company.
10.9*            Construction Loan Promissory Note dated July 26, 1995, by and between the Company and Mercantile-Safe Deposit and Trust
                 Company.
10.10*           Deed of Trust and Security Agreement dated July 26, 1995, by and between the Company and Mercantile-Safe Deposit and Trust
                 Company.
10.11*           Security Agreement, dated July 26, 1995, by and among the
                 Company,Mercantile-Safe Deposit and Trust Company and Stephen
                 T. Walker.
10.12*           Personal Guaranty Agreement dated July 26, 1995, by and
                 between Stephen T.  Walker and Mercantile-Safe Deposit and
                 Trust Company.
10.13*           Revolving Note issued by the Company on April 4, 1996, to
                 Mercantile-Safe Deposit and Trust Company.
10.14*           Security Agreement dated April 4, 1996, by and between the
                 Company and Mercantile-Safe Deposit and Trust Company.
10.15*           Revolving Note issued by the Company on April 4, 1996, to
                 Mercantile-Safe Deposit and Trust Company.
10.16.1*         Security Agreement as of August 27, 1996, by and between the
                 Company and Mercantile-Safe Deposit and Trust Company.
10.16.2*         Revolving Note issued by the Company as of August 27, 1996, to
                 Mercantile-Safe Deposit and Trust Company.
10.17*           Office Building Lease dated February 1, 1990, by and between the Company and Perini Investment Properties, Inc.
10.18*           Lease Amendment I dated May 26, 1994, by and between the
                 Company and

                 Robert R. Walker, Jr., Receiver (relating to exhibit 10.17).
10.19*           Standard Lease dated April 12, 1989, by and between the
                 Company and R&B Property Holding Company.
10.20*           Amendment to Lease effective November 1, 1992, by and between the Company and R&B Property Holding Company (relating to
                 exhibit 10.19).
10.21*           Lease Agreement dated as of October 3, 1995, by and between
                 Trusted Information Systems (UK) Limited and Theale Estates
                 Limited.
10.22*           Deed dated July 17, 1996, by and between the Company and
                 Glenwood Associates Limited Partnership.
10.22.1*         Promissory Note issued by the Company on July 17, 1996, to
                 Glenwood Associates Limited Partnership.
10.22.2*         Deed of Trust and Security Agreement dated December 1, 1993, by and between Glenwood Associates Limited Partnership and
                 Mercantile-Safe Deposit and Trust Company.
10.22.3*         Promissory Note issued by Glenwood Associates Limited
                 Partnership on December 1, 1993 to Mercantile-Safe Deposit and
                 Trust Company.
10.23*           Deed and Confirmatory Deed dated July 26, 1995, by and between the Company and Stephen T. Walker.
10.24*           Agreement and Plan of Merger dated May 30, 1996.
10.25+           Patent and Software License Agreement dated January 24, 1997, by and between the Company and International Business Machines
                 Corporation.
21.1*            Subsidiaries of the Registrant.
23.1**           Consent of Ernst & Young LLP, Independent Auditors
24.1**           Power of Attorney (included in signature pages).
27**             Financial Data Schedule.

------------
* Previously filed as an exhibit to the Company's Registration Statement Number 333-5419 on Form S-1 and incorporated herein by reference.
**       Filed herewith.
+        Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 12b-24 of the Securities Exchange Act of 1934, as amended, filed on March 27, 1997.

                Schedule II - Valuation and Qualifying Accounts
               Trusted Information Systems, Inc. and Subsidiaries

            COL A                               COL B                  COL C                     COL D                  COL E
 Description.                                 Balance at      Additions      Additions         Deductions -         Balance at End
                                              Beginning of    Charged to     Charged to        Describe             of Period
                                              Period          Costs and      Other Accounts
                                                              Expenses       - Describe
 Reserves and allowances deducted
     from asset accounts:

 YEAR ENDED DECEMBER 29, 1995:
   Allowance for uncollectible accounts       $24,000         $20,000        $   -             $     -              $44,000

 YEAR ENDED DECEMBER 27, 1996:
   Allowance for uncollectible accounts       $44,000         $130,592       $   -             $     -              $174,592

 YEAR ENDED DECEMBER 26, 1997:
   Allowance for uncollectible accounts       $174,592        $736,997       $   -             $   211,200(1)       $700,389

(1)  Uncollectible accounts written off, net of receivables.