Form 10-K/A
period 1997-12-26
TRUSTED INFORMATION SYSTEMS INC
filed 1998-03-25
CIK 1013355

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                AMENDMENT NO.1
                                      TO
                                  FORM 10-K

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

Non-recurring transaction and other related costs     In connection with the
Company's acquisition of Haystack Laboratories, Inc., in the fourth quarter of fiscal 1997 for approximately 2.1 million shares of TIS common stock, the Company incurred non-recurring transaction and other related costs of $3,534,957. These costs consisted primarily of fees paid to outside consultants, legal fees, and accounting fees of approximately $2.8 million and employee related costs of approximately $0.7 million.

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

                                                          Fiscal Quarter Ended
                            -----------------------------------------------------------------------------------
                             MARCH 29,    JUNE 28,    SEPTEMBER 27,    DECEMBER 27,     MARCH 28,    JUNE 27,
                               1996         1996          1996             1996           1997         1997
Dollars in thousands
CONSOLIDATED STATEMENT
   OF OPERATIONS DATA:
Revenues:
  Government contracts         $2,432     $2,920        $ 2,881          $ 2,862         $ 2,566      $ 2,200
  Commercial products           1,619      2,536          4,066            6,380           5,573        6,532
  Commercial consulting
    services                      247        287            505              640             797          915
                               ------     ------        -------          -------         -------      -------
                                4,298      5,743          7,452            9,882           8,936        9,647
Cost of revenues:
  Government contracts          1,774      2,090          1,979            2,021           1,818        1,461
  Commercial products             479        745            967            1,259           1,136          803
  Commercial consulting
    services                      166        164            267              392             395          552
                               ------     ------        -------          -------         -------      -------
                                2,419      2,999          3,213            3,672           3,349        2,816
Gross profit:
  Government contracts            658        830            902              841             748          739
  Commercial products           1,140      1,791          3,099            5,121           4,437        5,729
  Commercial consulting
    services.                      81        123            238              248             402          363
                               ------     ------        -------          -------         -------      -------
                                1,879      2,744          4,239            6,210           5,587        6,831
Operating expenses:
  Selling, general and
    administrative              2,152      2,968          4,077            6,276           7,054        7,668
  Research and development        427        702          1,295            1,885           2,088        2,145
  Non-recurring transaction
    and other related costs        --         --             --               --              --           --
                               ------     ------        -------          -------         -------      -------
                                2,579      3,671          5,372            8,161           9,142        9,813
                               ------     ------        -------          -------         -------      -------
Income (loss) from
  operations                     (700)      (927)        (1,133)          (1,951)         (3,555)      (2,982)
Other income (expense):
  Interest income                   7         23             33              455             500          523
  Interest expense                (89)       (74)          (172)             (80)            (54)         (59)
  Non-recurring gain on sale
    of marketable securities       --         --             --               --              --           --
                               ------     ------        -------          -------         -------      -------
                                  (82)       (51)          (139)             375             446          464
                               ------     ------        -------          -------         -------      -------
Income (loss) before income
  taxes                          (782)      (978)        (1,272)          (1,576)         (3,109)      (2,518)
Income tax provision
  (benefit)                      (315)      (372)          (354)            (356)           (836)        (643)
                               ------     ------        -------          -------         -------      -------
Net loss                       $ (467)    $ (606)       $  (918)         $(1,220)        $(2,273)     $(1,875)
                               ======     ======        =======          =======         =======      =======
Net loss per share and net
  loss per share, assuming
  dilution                     $(0.05)    $(0.07)       $ (0.10)         $ (0.10)        $ (0.17)     $ (0.14)
                               ======     ======        =======          =======         =======      =======
Weighted average shares
  outstanding, and weighted
  average shares outstanding,
  assuming dilution             8,359      9,082          9,280           12,663          13,247       13,312

                                         Fiscal Quarter Ended
                                  ---------------------------------
                                     SEPTEMBER 26,    DECEMBER 26,
                                         1997            1997
Dollars in thousands
CONSOLIDATED STATEMENT
   OF OPERATIONS DATA:
Revenues:
  Government contracts                  $ 2,402         $ 2,438
  Commercial products                     7,875           8,802
  Commercial consulting
    services                                930           1,193
                                        -------         -------
                                         11,207          12,433
Cost of revenues:
  Government contracts                    1,685           1,593
  Commercial products                     1,119           1,173
  Commercial consulting
    services                                512             788
                                        -------         -------
                                          3,316           3,554
Gross profit:
  Government contracts                      717             845
  Commercial products                     6,756           7,629
  Commercial consulting
    services.                               418             405
                                        -------         -------
                                          7,891           8,879
Operating expenses:
  Selling, general and
    administrative                        7,262           6,658
  Research and development                2,162           2,138
  Non-recurring transaction
    and other related costs                  --           3,535
                                        -------         -------
                                          9,424          12,331
                                        -------         -------
Income (loss) from
  operations                             (1,533)         (3,452)
Other income (expense):
  Interest income                           448             431
  Interest expense                          (66)            (81)
  Non-recurring gain on sale
    of marketable securities              1,670              --
                                        -------         -------
                                          2,052             350
                                        -------         -------
Income (loss) before income
  taxes                                     519          (3,102)
Income tax provision
  (benefit)                                 657           1,176
                                        -------         -------
Net loss                                $  (138)        $(4,278)
                                        =======         =======
Net loss per share and net
  loss per share, assuming
  dilution                              $ (0.01)        $ (0.31)
                                        =======         =======
Weighted average shares
  outstanding, and weighted
  average shares outstanding,
  assuming dilution                      13,385          13,731

                                      -25-

                                                                    Fiscal Quarter Ended
                              ---------------------------------------------------------------------------------------------------
                               March 29,  June 28,  September 27,  December 27,  March 28,  June 27,  September 26,  December 26,
                                 1996      1996         1996           1996         1997      1997         1997          1997
CONSOLIDATED STATEMENT OF
OPERATIONS AS A
PERCENTAGE OF REVENUES:

Revenues:
  Government contracts          56.6%       50.8%        38.7%         29.0%         28.7       22.8       21.4          19.6
  Commercial products           37.7        44.2         54.6          64.6          62.4       67.7       70.3          70.8
  Commercial consulting
    services                     5.7         5.0          6.7           6.4           8.9        9.5        8.3           9.6
                              ------      ------       ------        ------        ------     ------     ------        ------
                               100.0       100.0        100.0         100.0         100.0      100.0      100.0         100.0
Cost of revenues:
  Government contracts          41.3        36.3         26.7          20.5          20.3       15.1       15.0          12.8
  Commercial products           11.1        13.0         13.0          12.7          12.7        8.3       10.0           9.4
  Commercial consulting
    services                     3.9         2.9          3.4           4.0           4.5        5.8        4.6           6.4
                              ------      ------       ------        ------        ------     ------     ------        ------
                                56.3        52.2         43.1          37.2          37.5       29.2       29.6          28.6
                              ------      ------       ------        ------        ------     ------     ------        ------
Gross profit                    43.7        47.8         56.9          62.8          62.5       70.8       70.4          71.4
                              ------      ------       ------        ------        ------     ------     ------        ------
Operating expenses:
  Selling, general and
    administrative              50.1        51.7         54.7          63.5          78.9       79.5       64.8          53.6
  Research and development       9.9        12.2         17.4          19.0          23.4       22.2       19.3          17.2
  Non-recurring
    transition and
    other related costs           --          --           --            --            --         --         --          28.4
                              ------      ------       ------        ------        ------     ------     ------        ------
                                60.0        63.9         72.1          82.5         102.3      101.7       84.1          99.2
                              ------      ------       ------        ------        ------     ------     ------        ------
Income (loss) from
  operations                   (16.3)      (16.1)       (15.2)        (19.7)        (39.8)     (30.9)     (13.7)        (27.8)
Other income (expense):
  Interest income                0.2         0.1          0.1           4.6           5.6        5.4        4.0           3.5
  Interest expense              (2.1)       (1.0)        (2.0)         (0.9)         (0.6)      (0.6)      (0.6)         (0.7)
   Non-recurring gain on
     sale of marketable
     securities                   --          --           --            --            --         --       14.9            --
                              ------      ------       ------        ------        ------     ------     ------        ------
Income (loss) before
  income taxes                 (18.2)      (17.0)       (17.1)        (16.0)        (34.8)     (26.1)       4.6         (25.0)
Income tax provision
  (benefit)                     (7.3)       (6.5)        (4.8)         (3.6)         (9.4)      (6.7)       5.8           9.5
                              ------      ------       ------        ------        ------     ------     ------        ------
Net income (loss)              (10.9)%     (10.5)%      (12.3)%       (12.4)%       (25.4)     (19.4)      (1.2)        (34.4)
                              ------      ------       ------        ------        ------     ------     ------        ------

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

         10.10*           Deed of Trust and Security Agreement dated July 26,
                          1995, by and between the Company and Mercantile-Safe
                          Deposit and Trust Company.
         10.11*           Security Agreement, dated July 26, 1995, by and among
                          the Company, Mercantile-Safe Deposit and Trust
                          Company and Stephen T. Walker.
         10.12*           Personal Guaranty Agreement dated July 26, 1995, by
                          and between Stephen T. Walker and Mercantile-Safe
                          Deposit and Trust Company.
         10.13*           Revolving Note issued by the Company on April 4,
                          1996, to Mercantile-Safe Deposit and Trust Company.
         10.14*           Security Agreement dated April 4, 1996, by and
                          between the Company and Mercantile-Safe Deposit and
                          Trust Company.
         10.15*           Revolving Note issued by the Company on April 4,
                          1996, to Mercantile-Safe Deposit and Trust Company.
         10.16.1*         Security Agreement as of August 27, 1996, by and
                          between the Company and Mercantile-Safe Deposit and
                          Trust Company.
         10.16.2*         Revolving Note issued by the Company as of August 27,
                          1996, to Mercantile-Safe Deposit and Trust Company.
         10.17*           Office Building Lease dated February 1, 1990, by and
                          between the Company and Perini Investment Properties,
                          Inc.
         10.18*           Lease Amendment I dated May 26, 1994, by and between
                          the Company and Robert R. Walker, Jr., Receiver
                          (relating to exhibit 10.17).
         10.19*           Standard Lease dated April 12, 1989, by and between
                          the Company and R&B Property Holding Company.
         10.20*           Amendment to Lease effective November 1, 1992, by and
                          between the Company and R&B Property Holding Company
                          (relating to exhibit 10.19).
         10.21*           Lease Agreement dated as of October 3, 1995, by and
                          between Trusted Information Systems (UK) Limited and
                          Theale Estates Limited.
         10.22*           Deed dated July 17, 1996, by and between the Company
                          and Glenwood Associates Limited Partnership.
         10.22.1*         Promissory Note issued by the Company on July 17,
                          1996, to Glenwood Associates Limited Partnership.
         10.22.2*         Deed of Trust and Security Agreement dated December
                          1, 1993, by and between Glenwood Associates Limited
                          Partnership and Mercantile-Safe Deposit and Trust
                          Company.
         10.22.3*         Promissory Note issued by Glenwood Associates Limited
                          Partnership on December 1, 1993 to Mercantile-Safe
                          Deposit and Trust Company.
         10.23*           Deed and Confirmatory Deed dated July 26, 1995, by
                          and between the Company and Stephen T. Walker.
         10.24*           Agreement and Plan of Merger dated May 30, 1996.
         10.25+           Patent and Software License Agreement dated January
                          24, 1997, by and between the Company and
                          International Business Machines Corporation.
         21.1*            Subsidiaries of the Registrant.
         23.1**           Consent of Ernst & Young LLP, Independent Auditors
         24.1**           Power of Attorney (included in signature pages).
         27**             Restated Financial Data Schedule.
         27.1             Restated Financial Data Schedule.
         -----------------------------------------------------------------------

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

The Company has separation agreements with Gina Dubbe, Martha Branstad, Harvey Weiss, Homayoon Tajalli, and Ronald Kaiser which may compensate them and provide for certain benefits for up to one year after their services are separated in the event of certain circumstances.

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

The provision (benefit) for income taxes consists of the following:

                                                 YEAR ENDED          YEAR ENDED          YEAR ENDED
                                                 DECEMBER 29,        DECEMBER 27,       DECEMBER 26,
                                                    1995                1996                1997
                                                 -----------        -------------       -------------
         Current:
           Federal                               $  855,775         $(1,169,020)        $  (231,409)
           State                                    180,748            (246,909)            (31,443)
           Foreign                                        -                    -             83,722
                                                 -----------        -------------       -------------
                                                  1,036,523          (1,415,929)           (179,130)
         Deferred:
           Federal                                (125,518)               18,118             505,024
           State                                   (10,868)                1,301              28,391
                                                 -----------        -------------       -------------
                                                  (136,386)               19,419             533,415
                                                 -----------        -------------       -------------
Total income tax provision (benefit)             $  900,137         $(1,396,510)        $    354,285
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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Glenwood, Maryland, on the 25th of March, 1998.


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


                 SIGNATURE                                  TITLE                             DATE
                 ---------                                  -----                             ----

/s/ Stephen T. Walker                              President, Chief Executive                 March 25, 1998
-----------------------------------------------    Officer, Chairman of the
    Stephen T. Walker                              Board and Director


/s/ Martha A. Branstad                             Executive Vice President and               March 25, 1998
-----------------------------------------------    Chief Operating Officer
    Martha A. Branstad                             President of Advanced Research
                                                   and Engineering Division and Director


/s/ Harvey L. Weiss                                Executive Vice President, President        March 25, 1998
-----------------------------------------------    of the Commercial Division, Secretary
    Harvey L. Weiss                                and Director


/s/ Ronald W. Kaiser                               Executive Vice President and Chief         March 25, 1998
-----------------------------------------------    Financial Officer
    Ronald W. Kaiser


/s/ Gerald J. Popek                                Director                                   March 25, 1998
-----------------------------------------------
    Gerald J. Popek


/s/ Charles W. Stein                               Director                                   March 25, 1998
-----------------------------------------------
    Charles W. Stein

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

                 Robert R. Walker, Jr., Receiver (relating to exhibit 10.17).
10.19*           Standard Lease dated April 12, 1989, by and between the
                 Company and R&B Property Holding Company.
10.20*           Amendment to Lease effective November 1, 1992, by and between the Company and R&B Property Holding Company (relating to
                 exhibit 10.19).
10.21*           Lease Agreement dated as of October 3, 1995, by and between
                 Trusted Information Systems (UK) Limited and Theale Estates
                 Limited.
10.22*           Deed dated July 17, 1996, by and between the Company and
                 Glenwood Associates Limited Partnership.
10.22.1*         Promissory Note issued by the Company on July 17, 1996, to
                 Glenwood Associates Limited Partnership.
10.22.2*         Deed of Trust and Security Agreement dated December 1, 1993, by and between Glenwood Associates Limited Partnership and
                 Mercantile-Safe Deposit and Trust Company.
10.22.3*         Promissory Note issued by Glenwood Associates Limited
                 Partnership on December 1, 1993 to Mercantile-Safe Deposit and
                 Trust Company.
10.23*           Deed and Confirmatory Deed dated July 26, 1995, by and between the Company and Stephen T. Walker.
10.24*           Agreement and Plan of Merger dated May 30, 1996.
10.25+           Patent and Software License Agreement dated January 24, 1997, by and between the Company and International Business Machines
                 Corporation.
21.1*            Subsidiaries of the Registrant.
23.1**           Consent of Ernst & Young LLP, Independent Auditors
24.1**           Power of Attorney (included in signature pages).
27**             Restated Financial Data Schedule.
27.1             Restated Financial Data Schedule.

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